Form 10KSB
period 2005-09-30
iBroadband, Inc.
filed 2006-04-26
CIK 1358700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Commission File Number: 000-51918

IBroadband, Inc. (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0464894 (I.R.S. Employer Identification No.)	14286 Gillis Rd. Farmers Branch, TX (Address of principal executive offices)
Issuer's telephone number: (972) 458-0909	75244 (Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of class:  NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of each class: None

Name of each exchange on which registered:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes [X] No

State issuer's revenues for its most recent fiscal year: $459,571

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.); None.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  19,638,804 Common Shares, as of September 30,2005.

Transitional Small Business Disclosure Format (Check one): Yes ____ ; No (X)

DESCRIPTION OF BUSINESS

THE COMPANY

iBroadband, Inc. (the “Company”) (formerly Transcontinental Trading Center, Inc.) was incorporated on January 21, 1997 under the laws of the State of Nevada. It was incorporated to develop and engage in broadband and related business and searched for a viable entity with which to merge and/or acquire.  The Company, under the name Transcontinental Trading Center, Inc., took the following actions;

(i)

On June 16, 2000 changed its authorization from 25,000 common shares to 50,000,000 common shares and 1,000,000 preferred shares;

(ii)

On June 17, 2000 forward split its stock 87.34 for one, resulting in an issue of 2,000,000 common shares and no preferred shares;

(iii)

On August 6, 2003 changed its authorization to 100,000,000 common shares and 5,000,000 preferred shares; and

(iv)

On June 6, 2005 changed its name to iBroadband, Inc. and increased the Company’s authorization to 200,000,000 common shares and 50,000,000 preferred shares.

iBroadband of Texas, Inc., a Delaware corporation (“IBT”) (formerly T-Speed Broadband Communications, Inc.) was incorporated on February 1, 2000 to provide high-speed broadband, fixed wireless Internet access to small and midsized businesses in the Southwest. IBT took the following actions:

On March 20, 2000 IBT changed its authorization from 100,000 common shares to 10,000,000 common shares and 3,000,000 preferred shares.

On June 13, 2001 IBT increased its authorization to 20,000,000 common shares and 3,000,000 preferred shares.

 On June 15, 2005 T-Speed Broadband Communications, Inc. changed its name to iBroadband of Texas, Inc. and increased the corporation’s authorization to 197,000,000 common shares and 3,000,000 preferred shares.

Because of a reverse merger between the Company and IBT on September 29, 2005, the IBT shareholders acquired 17,638,804 shares, or ninety (90%) percent of the outstanding shares of the Company.  In addition, the IBT directors and executive officers replaced those of the Company.  IBT became an operating subsidiary of the Company.  The Company currently conducts its business operations exclusively through IBT, and the two companies share common directors and executive officers.

IBT currently provides high-speed broadband, fixed wireless Internet connectivity in the Dallas/Fort Worth metroplex and Austin, Texas, servicing roughly 250 small and medium enterprise customers in those markets. Using license-exempt radio frequencies and off-the-shelf equipment, IBT can provide its business customers up to 10 Mbps of Internet access starting at $99 each month with installation in less than 48 hours.

INDUSTRY OVERVIEW

The growth of the Internet and emerging voice and video applications has fueled customer demand for high-speed broadband connectivity.  Traditionally, a high speed service provider would connect a T-1 local loop linking the internet service provider’s internet backbone to the target building.  The ISP then provides Internet access over that loop.  Access to this connectivity, however, is far from widespread. The cost of placement of traditional wire-line technologies and other hurdles have prevented expanding those networks to users, particularly small to medium-sized businesses, in areas that have aging and/or underdeveloped broadband infrastructure.

To fill this broadband gap, three dominant access technologies have emerged in competition for this market: cable modems, DSL (digital subscriber line) and fixed wireless.  Each of these technologies has particular advantages and disadvantages.  Cable modems and DSL both benefit from leveraging an installed  base of wire line infrastructure.  However, the providers of this wire line infrastructure did not originally intend to provide high-speed data, and while efforts in that direction are underway, there is still a long way to go.

Upgrading existing copper to provide broadband connectivity is expensive and time consuming.  Thus, these providers focus mainly on major markets where they can use existing assets, thereby assuring the needed return on investment.

Fixed wireless technologies, in contrast to traditional wire-line technologies, need no installed base of infrastructure and can be cost-effective and quickly placed.  This enables companies like IBT to serve untapped demand by setting up fixed wireless links where and as customers sign up for service, thereby keeping down up-front capital outlays.

IBT’s broadband services work by connecting our customers to the internet wirelessly. Once IBT secures the frequencies in our identified markets, we first build a point of presence, or POP, which not only connects to the "backbone" of the Internet but also broadcasts the Internet to our hubsites.  It is these hubsites which form the core distribution network for the city.  Hubsites are usually located on towers or rooftops, 150 to 300 feet high from which we can wirelessly link office buildings within a 150 square mile area.  The hub sites are selected for their line-of-sight capacity to deliver wireless signals to other office buildings and prospective commercial customers within the network utilizing the exempt 900mhz, 2.4ghz, and 5ghz bands.  The network is built with transceivers and antenna.  A cable then connects a building’s antenna to its tenants, and they simply plug their computers into an Ethernet port to have a constant high speed connection to the Internet.

WIMAX TECHNOLOGY

WiMax, or worldwide interoperability for microwave access is a terminology used to describe the technology of providing wireless broadband internet service over two way antennas. By connecting antennas in series using line of sight microwave transmission, even greater areas can be connected to a single internet connection. In addition to the broadcast antenna used by the provider, each user also utilizes a two way wireless antenna to receive and broadcast data to and from the central antenna. The user’s antenna hooks directly to either the user’s computer or local area network (LAN).

Whereas the popular “WiFi” wireless internet offers what has been called the “last 100 feet” of internet service to customers, we intend to offer a rapidly developing technology which provides the last mile of broadband internet service. More accurately this technology can provide the last several miles of connectivity to customers in a cost competitive fashion and where other traditional broadband services might not be available due to lack of hardwired infrastructure.

WiMax has been in development since 2000. Recently, an industry-wide consortium ratified the standards of the technology.  Leading vendors are in the process of producing WiMax equipment incorporating these standards.  Motorola, for example, has just launched a product called Cable Canopy, which it touts as a “pre-WiMax” wireless technology.  Once WiMax products are introduced to the market, we intend to utilize the existing cellular network infrastructure in our markets for backhaul and antenna placement.  We intend to contract with the owners of this infrastructure for both antenna location leases and bandwidth usage for backhaul.

We intend on leasing space on existing cell phone towers, buildings or other suitable locations where we will install and maintain our own antennas. These antennas will be connected to the internet either through wireless or wired backhaul connections. Access to the internet will be purchased through various primary suppliers depending on the area. We will then resell this internet service to individuals or businesses who desire to access the internet through our broadband wireless service. Users will be required to either purchase or lease an antenna in order to connect to our service. We intend on providing these antenna in connection with our providing our customers with internet service. Like WiFi, WiMax is not limited to line of sight transmissions.

We intend to utilize all available WiMax and WiMax-like technologies depending upon the various markets we enter. WiMax is similar to WiFi in that they both provide wireless access to the network. The primary difference between the two technologies, is that WiMax is designed to provide coverage over a broader geographical area than WiFi. We have not acquired the rights to the technology to date. Although we do not have any agreements in place to acquire the technology at this time, we believe that we will not  have any issues purchasing the technology when it becomes available.

However, WiMax does require an antenna that is considerably larger and more powerful than a typical WiFi system because of the greater distances. With the rapidly changes in technology, we cannot determine specifically how large or how expensive the antenna will be when we decide to purchase them but we believe the additional cost of these antenna could negatively affect our ability to provide services in areas of low population density.

One of the hurdles that we will have to overcome in the short term is the lack of client-hardware (“receivers”) present with the target groups. There are currently no client devices on the market. Hence any company wanting to offer WiMax services will also have to make client-devices (CPE’s) available to their customers.

WiMax operates on both an unlicensed and licensed band each with advantages and disadvantages. Using a licensed spectrum ensures limited competition and lower interference from competing networks. However spectrum licenses are costly, and only a limited number are available making entry into that market very difficult. Using an unlicensed spectrum avoids these large license fees, and facilitates a faster entry into the market. However, unlicensed spectrums allow for greater competition and interference unless the operators sign spectrum exclusive contracts with the owners of the antenna locations.

We do not hold the rights to any WiMax or WiMax-like technology at this time.

COMPETITION

The fixed wireless broadband industry itself is a fragmented one characterized by thousands of small local providers.  No major player commanding a significant market share in the fixed wireless broadband industry has emerged.

MARKETING

IBT operates a multi-channel sales and marketing infrastructure using a direct sales force, authorized re-seller and referral agents, strategic alliances, and targeted marketing programs within its core metropolitan markets.  The multi-channel approach reaches a broad and diverse potential customer base within those metropolitan markets. The agent and reseller channel allows IBT to expand quickly with a local marketing presence in its core metropolitan markets.  However, IBT's main selling effort will come from its own direct sales force employing targeted marketing programs directed at buildings within IBT’s metropolitan markets.

IBT entered the Dallas, Fort Worth and Austin, Texas metropolitan markets by establishing strategic alliances with several major building real estate owners or managers in each city.  A typical partner owns or manages office parks, flex buildings, and/or high-rise multiple-tenant office buildings that can benefit from the enhanced services of a “plug and play” high-speed Internet amenity added to their properties. IBT’s partners recognize the need for high-speed services in their portfolios, and will participate in the gross revenue stream of subscriptions generated from their tenant base.

Within IBT’s core metropolitan markets, IBT’s selling strategies are primarily focused around the promotion of IBT’s services within the broadcast area of each wireless hub site. IBT employs local targeted advertising, such as lobby signage, direct mail, telemarketing, and tenant representative support to generate sales leads for IBT’s direct sales staff.  In addition, IBT intends to utilize newspaper advertisements and targeted billboards within the broadcast area of its hub sites to promote the sale of IBT’s broadband fixed wireless service.

REGULATION

IBT uses equipment (transceivers and antenna) designed for the ‘Unlicensed National Information Infrastructure’ band (UNII) as defined by 47 CFR 15.407, and ‘Industrial , Scientific and Medical’ (ISM) bands as defined by the Federal Communication Commission.  IBT uses unlicensed spread spectrum frequency in the 2.4 GHz and 5.2 - 5.8 GHz radio bands, which eliminates the need for FCC licensing procedures.  This spectrum, subject to certain U.S. Federal Communications Commission (“FCC”) rules and regulations on unlicensed spectrum, allows IBT to provide coverage in any domestic market.  It also allows IBT to perform wirelessly without the large up-front expense needed to buy licensed spectrum frequencies.

STRATEGY

The Company intends to pursue additional qualified fixed wireless broadband providers in markets throughout the Southwest region and beyond as acquisition candidates.  By consolidating IBT’s operations with those of the acquired companies, management intends to seek to increase market share, improve margins and facilitate unified branding efforts that create brand identification.

The Company also seeks to increase IBT’s current cash flow by adding new small to medium-sized business customers to its existing wireless metropolitan networks in Dallas, Fort Worth and Austin, Texas.

Key elements of the Company’s strategy in going forward are to:

1.

become a leading consolidator of independent, regional fixed wireless internet service providers by acquiring local, complementary fixed wireless network operators focused on the Company's target markets;

2.

integrate the operations of these metropolitan network operators and capture operational economies of scale by leveraging the common telecommunications infrastructure and support services;

3.

offer additional high-margin enhanced services to increase revenues from existing and future customers; and

4.

build customer loyalty and market share by providing superior, proactive, hands-on customer and technical support at the local level of the Company operations.

The rapid development and growth of the Internet, specifically in the area of high speed, fixed wireless services, has resulted in a highly fragmented industry comprised of a great number of small, independent local broadband, fixed wireless network operators in the United States.  The Company intends to establish a super-regional presence through the disciplined acquisition, integration, and growth of local broadband, fixed wireless service providers who share the Company’s business customer focus.  As noted above, the Company believes that small and medium sized businesses represent an attractive target market for the provision of high speed data services due to the low current penetration levels and customer churn rates in the Tier 2 and Tier 3 metropolitan markets, and the expanding broadband services needs of these businesses.  The acquisition of such regionally-focused, complementary broadband, fixed wireless operators will provide the Company with the unique competitive advantage of serving small and medium sized businesses with technical competency, hands-on support and the local market focus of a regional fixed wireless ISP, combined with the quality and economic efficiency of the Company’s multi-city telecommunications network and related operational infrastructure.

The Company intends to integrate and optimize the operations of these regional broadband, fixed wireless service providers by consolidating their regional operating units with centralized regional management, connecting their local metropolitan area networks to the Company’s multi-city backbone, and providing them with the Company’s integrated network management, customer care and back office provisioning services.

The Company believes that aggregating the bandwidth and capacity requirements of each complementary, regional fixed wireless services provider onto a common, multi-city telecommunications network and management platform provides operational control and efficiency, reduces costs, provides redundancy, and results in a higher quality of service, thereby addressing some of the most significant challenges that a wireless ISP faces in supporting its local customers.  The Company’s data communications infrastructure also incorporates several other elements critical to maintaining the highest quality broadband service, such as peering relationships with other national ISPs, sophisticated network management tools, and a comprehensive range of national services to support regional operations.  These services include 24x7 customer support, financial information management through a central, standardized accounting system, a sophisticated billing and collections system, and a state-of-the-art network management and trouble resolution platform.

Although the Company has adopted a strategy focused, in large part, on enhancing shareholder value through an intelligent, opportunistic acquisition of complementary, regional providers of broadband, fixed wireless services, this strategy is in response to and bolstered by the fact that a natural consolidation is already occurring in the industry.

The Company’s primary competitive advantages in this industry consolidation are (i) the combined expertise and experience of senior management who have successfully engineered consolidations in other telecommunications-related industries, and (ii) an imbedded investment in a multi-city, telecommunications infrastructure and back office platform that is both scalable and uniquely suited to meet the requirements of the combined enterprise as it consolidates other regional telecommunications providers.

The strategy is conditioned upon the Company’s success in obtaining sufficient equity and/or debt financing, which may or may not be available to the Company.  If financing is obtained, the Company intends to use the proceeds of the financing in the execution of its strategy as outlined above.

SUPPLIERS

IBT does not have agreements in place for its equipment, because we purchase off-the-shelf equipment from several national suppliers including CTI, Inc., Hutton Communications, TESSCO, Trango and others.  IBT does, however, have agreements in place with internet providers such as Broadwing Communications, Time Warner Communications and IAC Services in order to connect its network to the internet.

EMPLOYEES

The Company currently employs 11 full-time employees and no part-time employees.

DESCRIPTION OF PROPERTY

IBT’s sole office and warehouse is located at 14286 Gillis Rd, Farmers Branch, TX 75244.  The Company leases this facility from Hold Lunsford Commercial – Rainier Texas Properties LP for $2,422.85 monthly.  The facility is approximately 3,500 sq. feet.  The lease is set to expire on September 30, 2006.  The Company neither leases nor owns any other property.

LEGAL PROCEEDINGS

On January 12, 2004, default judgment was entered against T-Speed Broadband Communications, Inc. in favor of Hutton Communications, Inc. in the amount of $69,088.03 plus legal fees in the amount of $30,000, plus interest at 5% until paid.  T-Speed Broadband believes it can settle the judgment for a lesser amount when funds are available but there is no assurance that a favorable settlement can be reached.

SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's common stock.  As of March 8, 2006, 2,000,000 shares of the    Company's common stock would be eligible for sale under Rule 144.

As of February 28, 2006 there were 344 shareholders of record.  No dividends have been declared on the Company’s stock, nor does the Company foresee any dividends being declared in the near future.  The Company does not have any equity compensation plans in place as of the date of this annual statement, and had no options, warrants or other convertible securities outstanding as of that date.

On December 30, 2005, the Company issued 11,331 shares of common stock to the former shareholders of IBT in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

On July 8, 2005 IBT sold an additional 105,068,186 shares to Mr. Nawara at a price of $0.01 per share (payment made through the forgiveness of certain debt owed by IBT to Mr. Nawara) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operation of the Company and IBT as of the date of this Annual Report.

This discussion and analysis should be read in conjunction with the Company's audited Financial Statements including the Notes thereto, which are included elsewhere in this Annual Report.  Because the Company has never been actively engaged in any business operations and has no revenue, assets or liabilities, this discussion mainly concerns the operations of its working subsidiary, IBT.

SUMMARY DISCUSSION OF LIQUIDITY

IBT has incurred operating losses since its inception, including net losses of $1,061,404 for the year ended December 31, 2004 and $664,645 for its new fiscal year ended September 30, 2005.  Management anticipates losses in the foreseeable future.  As of December 31, 2004 and September 30, 2005, IBT had cash and accounts receivable totaling $24,687 and $3,088, respectively.

The Company’s independent certified public accountants, regarding IBT, have stated in their report that:

“The Company is in default of covenants and repayment schedules with most creditors.  The financial statements have been prepared on the basis the Company is a ‘going concern’. Without any debt forgiveness from creditors, the Company cannot pay its debts. Management does not believe that any material adjustments to the values of assets or liabilities would be necessary to reflect the ‘liquidation basis’.

The Management believes the Company can become a going concern again in the future but hinges this opinion on the willingness of the creditors to grant debt forgiveness.  It could also become a going concern by incorporating other business activities into the Company.  There is no current plan to place the Company into liquidation.”

Since  inception, IBT has funded its cash requirements through; (i) operating revenues, (ii) sales of its common stock pursuant to offerings in accordance with SEC Regulation D and Rule 506, (iii) a bank loan, (iv) loans from unaffiliated individuals, and (v) since July 29, 2002, on-going loans by a shareholder/director.  Neither the Company nor IBT can rely indefinitely on continued support from the shareholder/director.

The Company needs to raise significant new capital to execute successfully its acquisition and consolidation strategy and to continue IBT’s operations.  The Company is currently engaged in efforts to raise capital from both foreign and domestic sources, but it has no agreements in place for any financing.  The Company cannot guarantee that it will be able to raise the necessary capital to continue operations, or if it does raise such capital, that it will be able to operate profitably.

MATERIAL TRENDS AND EVENTS

The Company wishes to take advantage of current market trends for high demand for bandwidth across all market segments. The Company’s primary focus is to acquire market share in underserved small and midsized markets. Additionally, municipalities are beginning to build their own WiFi networks to provide bandwidth for their citizens and for public service purposes. This provides opportunities for the Company to contract for infrastructure construction and then resell bandwidth to local customers.

There are also positive trends in cost reductions in the wireless industry. The significant increase in bandwidth providers has forced prices downward in this competitive market. Additionally, the cost to rent rooftops and tower space has dropped significantly. In Company management’s own experience, recently negotiated rooftop lease renewals resulted in certain rents going from $750 a month to as little as $265 a month. Costs of bandwidth and costs of roof/tower rentals are significant factors in obtaining net income.

Recent improvements in technology must be addressed. To compete effectively the Company plans to upgrade its existing networks to new protocols such as WiMax (see description under Item 1 above), which provides a more robust network, and ‘triple play’ opportunities (voice, data and video), and intends to widen the coverage of its network hubs.  Such technology would also give the Company the ability to bring the larger urban class services to small and midsized markets.

FINANCIAL STATEMENTS

REVENUES:

The Company has had no significant operating history prior to its recent acquisition of IBT, which operating history began in 2000.  The financial information given below relates to IBT's operations prior to the merger.  IBT’s primary source of revenue results from monthly billings for its Wireless Internet Service.  Other revenues include fees for installation of the Internet connection, certain other Internet services, routine sales of equipment needed for the service connection, and other nonrecurring sales. The chart below describes sales by category for the periods from 2004 through the nine months ended September 30, 2005 (our new fiscal year end).

	Year	9 Months	%
Category	2004	2005	Change
Internet Service Revenue	652,918	420,849	-35.5%
Installation Revenue	13,000	12,004	-7.7%
Other Web Services	9,827	7,532	-23.4%
Equipment Sales	4,317	3,915	-9.3%
Other NonRecurring Rev	141,976	14,935	-89.5%
Total Revenue	822,038	459,571	-44.1%

Internet service revenue has declined since 2004 because of our reduced sales and marketing budget and customer cancellations exceeding new customer sales during subsequent periods.  Additionally there was a decline in the average price of new sales of its broadband connection. Management believes it could correct this trend with new capital to restart sales and marketing programs.  Management also intends to use any new capital raised by the Company in part to upgrade the technology of its existing wireless infrastructure, to reduce the cancellation rate and to expand into new markets, all of which management believes will help to increase the rate of new sales.

Other NonRecurring Revenue is mainly represented by sales of excess inventory of older technology equipment to private network and offshore companies.  Management believes future sales of this type will be minimal.

Costs of Revenues

Costs of Revenues include Broadband Services, Rooftop/Tower Rents, Sales Commissions and Cost of Equipment Sold. The chart below describes these costs by category over the two-year period.

	Year	9 Months	%
Category	2004	2005	Change
Broadband Services	144,081	94,322	-34.5%
Rooftop/Tower Rent	147,456	89,813	-39.1%

Cost of Equipment Sold	101,195	8,329	-91.8%
Misc Other Costs	106	0	-100.%
Total Cost of Rev	392,838	192,464	-51.0%

Broadband Services represents the purchase of bandwidth from carriers for resale to customers.  The decrease for 2005 is due to our negotiation of better service agreements with our providers.  IBT rents space on rooftops and towers for placement of its infrastructure links.  The reduction in cost for Rooftop/Tower Rent from year to year is due to renewed lease contracts at a lower monthly rental. The dramatic reduction in Cost of Equipment Sold is due to excess inventory in 2004 resulting in decreased need to purchase equipment in 2005.

SALARIES AND BENEFITS:

Salaries and benefits expenses increased from $438,455 in 2004 to $496,282 in 2005, an increase of $57,827 or 13%.  This increase is due to staff additions in 2005.

DEPRECIATION & AMORTIZATION:

Depreciation and Amortization decreased from $179,049 in 2004 to $52,459 in 2005, a decrease of $126,590 or 70%. Most of IBT’s assets were purchased in late 2000 and early 2001 and most have become fully depreciated by 2005. Most of the equipment remains in service.

OTHER EXPENSES:

Other IBT Expenses include General & Administration Costs, Facility Costs, Network Operating Costs and certain other charges.  Other Expenses in 2004 was $759,787, and decreased by $590,289, or 78%, to $169,498 in 2005.  The majority of this change was due to (i) Warrants and Stock Options Expense, which was $424,575 in 2004 and only $-0- in 2005, for a decrease of $424,575, and (ii) Legal Expense of $125,080 in 2004 and only $1,125 in 2005, a decrease of $123,955.  The balance of the decrease is attributable to routine monthly expenses for a full twelve months in 2004 compared to only nine months through September 2005.

INTEREST EXPENSE:

Interest Expense in 2004 was $287,133 and $213,513 in 2005, a decrease of $73,620 or 26%. This is due to the shorter nine-month fiscal year in 2005.

GAIN ON DEBT EXTINGUISHMENTS:

IBT recorded gains on the extinguishments of debt in 2005 and 2004 of $0 and $173,820 respectively. Amounts in 2004 are the direct result of negotiated agreements with certain vendors resulting in final settlements at amounts less than total due and payable

INVENTORY:

Inventory balances decreased from $73,874 in 2004 to $70,578 in 2005. This is mainly due to sales of excess older technology inventory to private network and offshore companies.

Notes Payable:

Notes Payable decreased from $2,767,300 in 2004 to $2,123,166 in 2005, a decrease of $644,134 or 23%, due to $235,900 in additional advances from IBT’s majority shareholder and an additional loan of $150,000 from an individual, offset by the majority shareholder's exchange of notes payable in the amount of $1,050,682 for common stock.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We Have Historically Lost Money And Expect Our Losses Will Continue In The Future

Since inception, IBT has incurred operating losses.  For the fiscal year ended September 30, 2005, we lost ($644,333).  For the three months ended December 31, 2005, we lost ($217,531).  Our shareholders' equity at December 31, 2005 was $($3,659,958).  We expect that we will incur operating losses for the foreseeable future. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

Our Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern

Our ability to continue as a going concern is an issue raised as a result of the Company’s $644,333 operating loss in the fiscal year ended September 30, 2005, and its default on covenants and payments on the majority of its debt.

We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to negotiate debt forgiveness or extended payment terms for our debt, generate a profit and obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Installation Costs May Vary Widely

 Due to many factors, the costs associated with network installation will vary between the various location venues that we are targeting. We will expand only into those markets and locations we believe will be profitable after considering installation costs and other competitive factors. If we are not able to achieve acceptable installation costs, our business may never achieve profitability.  If our installation costs are too high, the total number of systems that we are able to install will be reduced because of the limited capital available to us, and the limited number of systems that we are able to install may not be sufficient to generate enough cash flow to cover our fixed operating costs.

We May Not Be Able To Accommodate Rapid Growth Which Could Decrease Revenues And Result In A Loss Of Customers

We are currently managing wireless broadband networks installed in office buildings. To manage anticipated growth, we must continue to implement and improve our operational, financial and management information systems. We must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage our relationships with end users, suppliers and other third parties. Our expansion will place a significant strain on our current services and support operations, sales and administrative personnel, capital and other resources. We could also experience difficulties meeting demand for our services. We cannot guarantee that our systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. Our failure to effectively manage growth could adversely affect our business and financial results.

If Our Security Measures Are Breached And Unauthorized Access Is Obtained To A Customer's Internal Network, Our Services May Be Perceived As Not Being Secure And We Could Lose Customers And Revenue

It is imperative that the data transfers of our customers be secure. Important to our ability to attract and retain customers is our network security and the authentication of the end user's credentials. These measures are designed to protect against unauthorized access to our customers' networks. Because techniques used to obtain unauthorized access or to sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures against unauthorized access or sabotage. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our services, the market perception of the effectiveness of our security measures could be harmed. We have not experienced any significant security breaches to our deployed networks.

Our Customers Require A High Degree Of Reliability In Our Services And, If We Cannot Meet Their Expectations, Demand For Our Services Will Decline

Any failure to provide reliable Internet access or a satisfactory experience for our customers, whether or not caused by our own failure, could reduce demand for our services.

The Telecommunications Industry Has Recently Experienced Consolidation Among Network Service Providers Which Could Impair Our Ability To Service Customers And Result In Loss Of Customers

The telecommunications industry has recently experienced a number of bankruptcies and business failures that has decreased competition. If these conditions continue, some of these service providers may consolidate or otherwise cease operations, which would reduce the number of network service providers from which we would be able to obtain network access. To the extent this were to occur, while we would still be able to maintain operations and our services with a small number of network service providers, we would potentially not be able to provide sufficient alternative access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage.

Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

We Do Not Provide Proprietary Services

There is nothing proprietary about the services we provide and we have no intellectual property or other protection for our services. Any of our current or future competitors could duplicate our business model and we would have no legal recourse against them for such actions.

We Face Strong Competition In Our Market, Which Could Make It Difficult For Us To Generate Income

We compete for customers primarily with facilities-based carriers, as well as with other non-facilities-based network operators. Some of our competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have. In addition, we face the following challenges from our competitors:

·

Price. Because many of our competitors own and operate physical networks, there is very little incremental cost for them to provide additional Internet connections. Should we be forced to lower our prices to compete, we would likely suffer a reduction in revenues.

·

Additional Services. Some of our competitors provide services that we do not, such as telephone services. Potential customers who desire these services may choose to obtain their Internet access services from the competitor that provides these additional services.

·

Other Business Relationships. Potential customers may be motivated to purchase their Internet access services from a competitor in order to maintain or enhance their respective business relationships with that competitor.

The Market For Wireless Internet Service Is Still Unproven, Which Means That Our Revenue May Fall Short Of That Needed To Achieve Profitability

The market for wireless data access services is in the early stages of development. Critical issues concerning wireless communications and data access, including security, reliability, cost, regulatory issues, ease of use and quality of service, remain unresolved and are likely to affect the market for high-speed service. We cannot reliably project potential demand for high-speed internet service, particularly whether there will be sufficient demand at the volume and prices we need to be profitable. Moreover, if the customer base for high-speed service does not expand at the rate required to support the planned deployment of our network, our revenues and business will suffer, and we may be unable to complete our planned deployment. In addition, competition to provide wireless data access services could result in a high turnover rate among users, which could have an adverse effect on business and results of operations.

Uncertain Demand For Our Services May Cause Revenues To Fall Short Of Expectations And Expenses To Be Higher Than Forecast If We Need To Incur More Marketing Costs

We are unable to forecast revenues with certainty because of the unknown demand from consumers for our high-speed service and the emerging nature of the wireless broadband industry. In the event demand for our wireless services does not prove to be as great as anticipated, revenues may be lower than expected and/or marketing expenses higher than anticipated, either of which will increase the amount of time and capital that we need to achieve a profitable level of operations.

We Could Fail To Develop New Products And Services To Compete In This Industry Of Rapidly Changing Technology, Resulting In Decreased Revenue

We operate in an industry with rapidly changing technology, and our success will depend on the ability to deploy new products and services, such as WiMax, that keep pace with technological advances. The market for Internet access is characterized by rapidly changing technology and evolving industry standards in the wireless and Internet access industries. Our technology or systems may become obsolete upon the introduction of alternative technologies.

If we do not develop and introduce new products and services in a timely manner, we may lose opportunities to competing service providers, which would adversely affect business and results of operations.

Our Ability To Achieve Profitable Operations Is Directly Tied To Our Ability To Attract And Retain Customers

We have no way of predicting whether our marketing efforts will be successful in attracting new locations and subscribers, and acquiring substantial market share. Past efforts have been directed toward a limited target market of owners of office buildings. If our marketing efforts fail, we may fail to attract new customers and fail to retain existing ones, which would adversely affect our business and financial results.

New And Existing Competition May Gain Market Share And Limit Our Potential Growth

We have great concern about competing firms entering our target markets. We recognize tremendous value in being the first-to-market in many different geographical areas and market verticals especially since most of the location contracts are long-term in nature. There is no assurance that new or existing competitors will not adversely affect our business.

We Could Fail To Attract Or Retain Key Personnel, Which Could Hamper Our Ability To Generate Income

Our success largely depends on the efforts and abilities of key executives, including Matthew Hutchins. The loss of the services of Mr. Hutchins could materially harm our business because of the cost and time necessary to replace and train a replacement. Such loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Hutchins. We also have certain key employees who manage our operations and, if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. In addition, we need to attract additional high quality sales, technical and consulting personnel. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract the sufficient number and quality of staff.

Periodic System Disruptions Could Result In A Loss Of Subscribers And Revenue

Our ability to attract and retain subscribers depends on the performance, reliability and availability of our services and infrastructure. We depend on physical infrastructure largely maintained by third parties and subject to disruption by events outside our control. We may experience periodic service interruptions caused by temporary problems in our own systems or in the systems of third parties upon whom we rely to provide service or support. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and interrupt our services. Service disruptions could adversely affect our revenue and, if they were prolonged, would seriously harm our business and reputation. We do not carry business interruption insurance to compensate for losses that may occur as a result of these interruptions. Any of these problems could adversely affect our business.

We May In The Future Be Subject To Federal and State Telecommunications Regulation, Which Could Adversely Affect Our Ability To Generate Income

We are not currently subject to regulation by the FCC and state public utility commissions. Changes in the regulation or interpretation of legislation affecting our operations could have a material adverse effect on our business, operating results and financial condition.

We Are Subject To Municipal and Other Local Regulation, Which Could Temporarily Decrease Our Ability To Generate Revenue

Municipalities may require us to obtain building permits and licenses or franchises in order to install wireless equipment and Internet terminals in various locations. A municipality's decision to require us to obtain permits or licenses could delay or impede the deployment of our networks.

We Only Have Sufficient Capital For A Single Month of Operations, And A Failure To Obtain Additional Financing Will Preclude Our Ability To Stay In Business And Become Profitable

We will require additional capital.  We currently do not have enough installed systems to generate the cash flow needed to pay our general and administrative expenses of approximately $72,500 per month, and will need to install a significant number of additional systems before we will achieve a breakeven level of operations.  We project that we currently have sufficient capital to continue in business for approximately one month.  In addition, each wireless system that we install requires approximately $350.00 of capital to pay for the equipment and the installation costs. We cannot guarantee that additional financing will be available on favorable terms, or at all. Any additional financings may dilute the value and voting power of the common stock. We currently have no bank borrowings or credit facilities, and we cannot guarantee that we will be able to arrange any such debt financing or that such financing, if available, will be on acceptable terms. If we cannot obtain adequate funds, we cannot fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to market demands or to competitive pressures or market changes.  More importantly, we may never realize revenues sufficient to sustain our operations and, we may fail in our business and cease operations.

We May Make Acquisitions Of Other Companies, Which Will Reduce Our Income In The Event We Are Not Able to Integrate Them Into Our Existing Operations

As part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. We cannot guarantee that we would be successful in overcoming these risks or any other problems encountered with such acquisitions, and our inability to overcome such risks could have a material adverse effect on its business, financial condition and results of operations.

Any Failure To Maintain Adequate General Liability, Commercial, and Product Liability Insurance Could Subject Us To Significant Losses Of Income

While the Company does not carry general liability, product liability and commercial insurance, IBT does. We cannot guarantee, however, that this insurance will be adequate to protect us against any general, commercial and/or product liability claims. Any general, commercial and/or product liability claim which is not covered by such policy, or is in excess of the limits of liability of such policy, could have a material adverse effect on our financial condition. There can be no assurance that we will be able to maintain this insurance on reasonable terms.

Our Common Stock Is A "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors and by making broker-dealers less likely to effect trades in the common stock. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

·

With a price of less than $5.00 per share;

·

That are not traded on a "recognized" national exchange;

·

Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

·

Issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an

"established customer" or an "accredited investor."  This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks.  Application of the penny stock rules to our common stock could affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

We Have Been Dependent On One Shareholder For Most Of Our Capital, And Will Have Difficulty Staying In Business If We Cannot Locate Additional Sources Of Capital

To date, most of our capital since inception has come from sales of common stock to and loans from Raymond Nawara and his affiliates. Mr. Nawara is not contractually obligated to purchase any additional shares of common stock from us or loan us any additional funds.  Since we do not anticipate that Mr. Nawara will provide any additional capital to us, we will have to locate other investors.  Until we find new investors to replace Mr. Nawara, we may have to severely reduce our operating expenses and would need to defer installation of new wireless systems in order to stay in business.  There is no assurance that we will be able to reduce our operating expenses and installation costs sufficiently, and thus no assurance that we will be able to stay in business if we are not able to locate other investors to invest additional amounts in us.

Our Customer Contracts May Be Terminated At Will, Which Could Result In The Loss Of Business And The Write-Off Or Impairment Of Related Fixed Assets

Our contracts with properties in which we install our wireless systems are for a fixed term., In the event a business elects not to renew our relationship at the expiration of any lease term, we would have to remove or abandon our wireless system in the property.  In the event we have to abandon an entire wireless system, we would have to write-off the entire capitalized cost of the system.  In the event we have to remove a wireless system, we would be able to reuse any components that are removed.  However, installation costs currently make up a significant portion of the capitalized cost of each system, and we would have to write-off all of the capitalized cost of the system that consists of installation costs.  In addition, the cost to remove the systems could be substantial as well.  There is no assurance that any business will not elect to terminate our relationship with a property before we have been able to recover the installation costs for the wireless system in the property.

We Do Not Intend To Pay Any Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future.

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this filing may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis” and “Description of Business,” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

FINANCIAL STATEMENTS

The following report and financial statements of the Corporation are contained on the pages indicated.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CONTROLS AND PROCEDURES

(a)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days prior to the filing date of this report.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

None.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and qualify. Our Board of Directors appoints our officers, and their terms of office are at the discretion of the Board of Directors, except to the extent governed by an employment contract. There is no family relationship between any of our executive officers and Directors.

As of April 20, 2006, our directors and executive officers, their age, positions, the date of their initial election or appointment as directors or executive officers, and the length of their terms are as follows:

Name	Age	Position	Term	Period
Matthew Hutchins	50	President/CEO/Director	1 yr	10/2001 - Present
Raymond J. Nawara	56	Executive Chairman/Director	1 yr	08/2000 - Present
Jeffrey Poll	59	EVP/COO	n/a	08/2001 - Present
Robert Trout	34	Chief Technical Officer	n/a	09/2001 - Present
Bruce A. Heidecke	59	Director	1 yr	08/2004 - Present
Kimberley Max	52	VP Marketing	n/a	11/2005- Present

Management Biographies

Executive Chairman of the Board, Raymond J. Nawara.

iBroadband Executive Chairman, Raymond Nawara, is a veteran of three decades in the computer/technology industry.  Recognized nationwide as a leader in entrepreneurial achievement, Mr. Nawara’s vision, management background, and sales and marketing accomplishments provide him with the full range of skills necessary to guide an organization through the passage from relative obscurity to outstanding success.

As President & CEO of Royal Palm Capital Group, Inc., from October 2004 to March 2005, Mr. Nawara funded and took public small, exciting companies in a variety of industries.

As Executive Chairman of IBT Broadband Communications, Inc., from September 2000 to the present, Mr. Nawara has overseen the start up as well as raised funds for growth and operations.  In the past four years he raised over $7 million.

At CrossAccess Corporation, from January 1991 to October 2003, he raised over $50 million in venture capital and signed multiple agreements with IBM, both in Europe and United States, including worldwide marketing and OEM.  Mr. Nawara was also instrumental in reaching agreements with Sybase, Oracle, Software AG and others.   In October of 2003, he successfully arranged the sale of CrossAccess Corporation to IBM.

Prior to his involvement with CrossAccess, Mr. Nawara founded DBMS Inc. in January 1979  – a provider of mainframe software tools and services for IDMS, IMS and DB2 environments. Under his direction, DBMS grew from a single consulting assignment to more than $25 million international software company.  In 1990, Mr. Nawara successfully negotiated the sale of DBMS Inc. to Computer Associates.

An active member of the community, Mr. Nawara presently resides on the board of directors for a Chicago inner city school, De La Salle Institute.  In addition to serving on several other boards, Mr. Nawara lectures at the Chief Executive Officers Club management courses.

President & CEO, Matthew Hutchins, Sr.

Matthew Hutchins, Sr. has over twenty years of business development, corporate finance, senior management, strategic partnering, operations, and legal experience.  Mr. Hutchins is President & CEO of iBroadband.  In addition, he serves on the Board of Directors of iBroadband.  From September 2003 until March 2005, Mr. Hutchins was Of Counsel in the Dallas, Texas office of Andrews Kurth, LLP, an international law firm, specializing in business transactions, corporate and securities law, corporate and commercial finance, and international business development.

From October 1998 until April 2001, Mr. Hutchins served as President & CEO of BroadbandNOW, Inc., a leading provider of high speed data services to residential consumers in the multi-family and emerging telecommunications industries.  During Mr. Hutchins’ tenure, BroadbandNOW grew from 18 to 200 employees, and its national data communications network spanned 28 major metropolitan markets across the United States.  He also raised $92,000,000 of private equity from such investors as Liberty Media, Microsoft, Lucent Technologies, Nortel Networks and GE Capital.  Prior to serving as President & CEO, he was Vice President of Business Development and Corporate Affairs since joining BroadbandNOW, Inc. in July 1997.

From 1994 to 1997, Mr. Hutchins served as Chief Executive Officer of The Tiger Group, L.L.C., a privately held international and strategic business development consultancy specializing in the multimedia, interactive telecommunications and information technology industries, which he co-founded.  Representative clients included GTE; BBN Corporation; Jinro Group/Gtv (Republic of Korea); Storage Concepts, Inc.; and Electronic Data Systems Corporation.  Notably, Mr. Hutchins assisted BBN Corporation in creating several international joint ventures to establish commercial Internet service providers in Europe and Asia.

From 1990 to 1994, Mr. Hutchins served as Vice President, International and Chief Legal Officer of SpectraVision, Inc., a publicly-held company providing video entertainment programming and interactive services for the lodging and hospitality industry.  In his capacity as Vice President, International, Mr. Hutchins created and managed SpectraVision’s international operations in 7 foreign countries.  Prior to his association with SpectraVision, Mr. Hutchins specialized in corporate and commercial finance law with Andrews & Kurth. Mr. Hutchins holds a B.A. degree in Political Science from the University of Maine, a M.P.A degree from Texas Tech University, and a J.D. degree from Texas Tech University.  Mr. Hutchins is licensed to practice law in the State of Texas.

Chief Operating Officer, Jeffrey Poll

Mr. Poll is IBT’s Executive Vice President and Chief Operating Officer.  Mr. Poll brings with him over 30 years of managerial expertise to iBroadband.  Mr. Poll started his career in the radio station business where he spent over 14 years.  Starting as a salesman at WIP in Philadelphia in 1969, Mr. Poll ran several stations before assuming the role as President of KZEW in Dallas in 1978.  During his tenure at “The Zoo” ratings increased 300% and sales skyrocketed by more then five times.  While at KZEW, Mr. Poll also served as Chairman of NBC Radio Network Affiliates.

In 1986, Mr. Poll founded Micro Marketing Group and its subsidiary Hard Warehouse in Dallas, where he was Chairman, President and CEO until 1997.   Originally envisioned as a one-location computer sales company, the organization grew to 11 sites in 8 states and revenues grew to $33,000,000 annually.  MMG started as a three-person organization selling PC’s to individuals and evolved into a multilevel corporation selling equipment, services, and back-office support to educational institutions, governmental agencies, and thousands of companies from small businesses to Fortune 500 organizations across the US and internationally. Along the way MMG formed strategic relationships and partnerships with the like of Microsoft, Novel, Intel and Compaq.

MMG started with an initial investment of $75,000 and passed the $1,000,000 sales level within its first 14 months of operation.   MMG was ranked on the Inc. Magazine list of 500 fastest growing privately held companies in the U.S. for two consecutive years.  MMG was eventually sold to HWH Enterprises, a privately held company

General Counsel, Bruce Heidecke

As General Counsel, Mr. Heidecke brings to iBroadband over 30 years of litigation and corporate legal experience. From 1991 through 2003 he was General Counsel for Cross Access Corporation.  There he was instrumental in structuring, drafting, and negotiating numerous customer contracts as well as licensing and royalty agreements with major corporate partners such as IBM and various other third party vendors.  He also directed the activities of outside counsel and personally handled corporate litigation and employment issues for CAC.  In October 2003 he helped negotiate and close the sale of CAC to IBM.

From 1988 through 1990, Mr. Heidecke served as Associate General Counsel for DBMS, Inc., a software tools and services organization.  There he was primarily responsible for the negotiation and completion of customer license agreements, requests for proposal, vendor agreements, leases, and government compliance documents.  He provided in-house litigation services and handled employee issues and vendor disputes.  Mr. Heidecke was a key member of the DBMS team that structured and negotiated the agreement through which Computer Associates acquired DBMS in 1990.

From 1977 through 1987, Mr. Heidecke was a partner of the law firm of Heidecke & Heidecke.  There his primary areas of expertise included general business and commercial law transactions, real estate, acquisitions and mergers, business dispute resolution and litigation.  From 1982 through 1990, he served as Assistant Attorney General for the State of Illinois, representing the Illinois Department of Transportation in condemnation proceedings. From 1974 through 1976, he began his career as an Assistant State’s Attorney in DuPage County, Illinois, where he rose to the position of a senior felony trial prosecutor.

Mr. Heidecke earned his BA in Political Science at the University of Montana in 1969 and his JD in 1973 from the John Marshall College of Law.

Vice President, Marketing, Kimberley Max

As Vice President of Marketing Kimberley Max comes to iBroadband with 15 years of executive management, operations, marketing, administrative and corporate legal experience in various industries.  From 1991 through 1997, she served as Vice President of Marketing, General Counsel, and Vice President of Human Resources for Cross Access Corporation.  There Ms. Max was an active participant in CAC’s growth and positioning as a leader in the data connectivity industry.  She spearheaded the creation and implementation of the marketing programs that introduced CAC, its products and services.

Ms. Max was an active participant in the structuring and negotiation of key agreements with IBM and other third party vendors, which expanded the breadth of the corporation’s products and services.  She also designed, organized, and implemented the corporation’s internal administrative policies and procedures.

From 1985 through 1990, Ms. Max was General Counsel, Vice President of Marketing, and Vice President of Human Resources and Distribution for DBMS, Inc, a software tools and services organization.

In her role as Vice President of Marketing Ms. Max created and implemented the DBMS marketing plans and campaigns, which were instrumental in DBMS’s growth from a small organization to an international, multi-million dollar enterprise.

During her time at DBMS, DBMS gained growing recognition as a worldwide leader in the IDMS, IMS, and DB2 software tools market until it was acquired by Computer Associates in 1990.

Ms. Max, prior to her software industry experience, from 1983 through 1995, served as Corporate Counsel for Elmore & Associates, a conglomerate with holdings primarily in the travel, sports, and commercial real estate industries.  There she was active in preparing and implementing numerous corporate mergers and acquisitions for the organization.

Ms. Max earned a BA in Marketing and Public Relations from the University of South Florida.  She received her JD from Northern Illinois University ion 1983.

Chief Technology Officer, Robert Trout

Robert Trout is the Chief Technology Officer of IBT.  Mr. Trout was Vice President of VeriCenter, a Houston-based application service provider and professional services company from June 2000 through March 2001. While working with VeriCenter, Mr. Trout provided leadership to several critical integration projects.  Mr. Trout helped forge the transition from professional services, to a full serviced application service provider while at VeriCenter.  Between 1993 and 2000 Mr. Trout was the Director of Networking Services for Buchanan Associates, a Dallas-based professional services company. During Mr. Trout’s tenure, Buchanan Associates grew from 25 employees to over 300.  Mr. Trout helped form and guide the network services practice, with over 120 engineers, to one of the largest privately held consulting practices in Dallas. Through Mr. Trout’s work, Buchanan Associates solidified partnerships with industry leaders such as Cisco Systems, Microsoft, and Novell.

Code of Ethics

The Company has not adopted a code of ethics with standards as set out by the SEC's regulations as of the date of this filing, due to the small size of the Company.

 Should the Company increase in size, management intends to reconsider the need for a code of ethics.

Committees of the Board of Directors

The Company's Board of Directors has not established any committees.  The entire Board of Directors is currently acting as the audit committee.  There is no "audit committee financial expert," as such term is defined in rules and regulations of the SEC, currently serving on the Board of Directors.  However, our Board believes that it has sufficient knowledge and experience to fulfill its duties and obligations with respect to audit committee functions of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely upon our review of Forms 3 and 4 and amendments thereto furnished to use pursuant to Rule 16a-3(e) of the Exchange Act during our most recent fiscal year and Form 5 and amendments thereto furnished to use with respect to our most recent fiscal year, no director, officer, beneficial owner of more than 10.0% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, or any other persons so required, failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year.

Executive Compensation

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2003 and 2004, and the nine month fiscal year ended September 30, 2005.  No executive officers of the Company or its subsidiary, other than those included below, received compensation in excess of $100,000 during the fiscal years ended December 31, 2003 and 2004, or the nine month fiscal year ended September 30, 2005. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.  The listed individuals shall be hereinafter referred to as the "Named Officers."

Summary Compensation Table

Annual Compensation	Long-Term Compensation
	Awards	Payouts

Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)
Jeffrey Poll Chief Operating Officer	2005 2004 2003	$126,000 $120,000 $96,792	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Matthew Hutchins President & CEO	2005 2004 2003	$12,025 $12,001 $91,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Director Compensation

Our Executive Chairman of the Board, Raymond Nawara, received the following compensation for the fiscal years ended December 31, 2003, December 31, 2004 and September 30, 2005:  $4,500, $4,500 and $44,000.72, respectively, for his services on the Board of Directors.

Employment Agreements

The Company is not a party to any employment agreements.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company’s directors and executive officers, and by all of the Company's directors as a group, as of February 28, 2006.

a.

 Security ownership of certain beneficial owners

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class
Common Shares	Uptown Capital Group, Inc.(1)(3) 14286 Gillis Rd Farmers Branch, TX 75244	11,916,995 Common Shares	60.68%
Common Shares	Nawara Family Trust (2)(3) 14286 Gillis Rd Farmers Branch, TX 75244	3,000,000 Common Shares	15.28%
Common Shares	Andrea Nawara (2)(3) 14286 Gillis Rd Farmers Branch, TX 75244	143,960 Common Shares	.73%

b.  Security Ownership of Management (4)

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class
Common shares	Raymond Nawara (1)(3) 14286 Gillis Rd Farmers Branch, TX 75244	1,250,000 Common Shares	6.36%

(1) Raymond J. Nawara owns the majority of the outstanding shares of Uptown Capital Group, Inc. and controls that company.

(2) Andrea Nawara, wife of Raymond J. Nawara, is the trustee of the Nawara Family Trust and is solely responsible for the voting of securities owned by the trust.

(3) The aggregate total of all Nawara-owned shares are 16,310,955 shares, representing 83.05% beneficial ownership.

(4) No directors and officers other than Mr. Nawara own any shares of our common stock.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 6, 2005, iBroadband, Inc. a Nevada corporation (the “Company”) and shareholders of iBroadband of Texas, Inc., a Delaware corporation (“IBT”) entered an agreement to exchange stock.  The Company had 2,000,000 common shares issued and outstanding, and was to issue an additional 18,000,000 in exchange for 100% of the issued and outstanding shares of IBT.  The exchange would result in IBT becoming a wholly owned subsidiary of the Company.

On September 28, 2005, a supplement to the September 6th agreement was signed.  The supplement agreement allowed for less than 100% of the IBT shareholders to agree to the exchange and on the September 29, 2005 the exchange of stock closed.  The Company issued 17,638,804 common shares in exchange for 98% of the issued and outstanding shares of IBT.  As of September 29, 2005, the Company had 19,638,804 common shares and no preferred shares issued and outstanding.

From July 29, 2002 through September 30, 2005, a shareholder and director of IBT, Mr. Raymond J. Nawara, directly loaned IBT money and personally assumed other IBT debt in the total amount of $2,832,965.97 to fund current operations.

The indebtedness includes Mr. Nawara’s (i) assumption on May 21, 2004 of an outstanding bank loan with accrued interest in the aggregate amount of $1,018,925, which such assumption included, among other things, the transfer and assignment to Mr. Nawara of the banknote and security interest in IBT’s assets, and (ii) assumption on July 31, 2004 of $500,000 of IBT debt with accrued interest payable to a private entity.

On May 29, 2003 and August 26, 2004, IBT’s board of directors, with Mr. Nawara abstaining, unanimously voted to authorize the issue to Mr. Nawara of 40,000,000 and 71,700,000 shares of IBT’s common stock, respectively, at a price of $0.01 per share in consideration of Mr. Nawara’s continued and large financial support of IBT.  On May 30, 2003, 6,631,814 of such shares were sold and issued to Mr. Nawara, and the balance, totaling 105,068,186 shares, was sold and issued to him on July 8, 2005.  The issuance of such shares was paid by the reduction in the debt owed to Mr. Nawara.

EXHIBITS

Exhibits Schedule

The exhibits marked with an “*” were filed with the Company’s  Form 10-SB on April 19, 2006.

*3.1 Articles of Incorporation

*3.2 Bylaws

*3.3 Amendments to Articles of Incorporation

*10  Agreement for the Exchange of Common Stock

*10.1 Supplemental Agreement for the Exchange of Common Stock

*21   IBroadband, Inc. Subsidiaries

31 Rule 13a-14(a)/15d-14(a) Certifications

32 Section 1350 Certifications

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by the Company's independent auditor for services rendered to the Company during the fiscal years ended December 31, 2004 and 2005:

	2004	2005
Audit Fees	0.00	$17808.00
Audit Related Fees	0.00	0.00
Tax Fees	0.00	0.00
All Other Fees	0.00	0.00

The Board pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

Killman, Murrell & Company P.C.

Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Kingwood, Texas 77339
(432) 686-9381	(432) 363-0067	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

To the Board of Directors

iBroadband, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of iBroadband, Inc. as of December 31, 2003 and 2004 and September 30, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2003 and 2004 and the nine months ended September 30, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iBroadband, Inc. as of December 31, 2003 and 2004 and September 30, 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2004 and the nine months ended September 30, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Odessa, Texas

February 12, 2006

iBroadBand, Inc.

Consolidated Balance Sheets

	December 31, 2003	December 31, 2004	September 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$673	$9,864	$2,623
Accounts receivable, net of allowance for uncollectible
accounts of $11,075, $437 and $8,722 at
December 31, 2003, 2004 and September 30, 2005, respectively	$15,712	$14,823	$465
Inventory, at cost	$ 172,939	$ 73,874	$70,578
Prepaid expenses	$825	$3,150	$2,250

Total current assets	$190,149	$101,711	$75,916

Fixed Assets:
Equipment	$ 1,964,947	$ 1,977,988	$ 1,982,273
Less: accumulated depreciation	(1,717,824)	(1,896,874)	(1,949,333)

Total Fixed Assets	$247,123	$81,114	$32,940

Other Assets:
Deposits	$50,758	$6,634	$3,794

Total Other Assets	$50,758	$6,634	$3,794

Total Assets	$488,030	$189,459	$112,650

The accompanying notes are an integral part of the financial statements.

iBroadBand, Inc.

Consolidated Balance Sheets

(Continued)

	December 31, 2003	December 31, 2004	September 30, 2005
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$527,763	$474,438	$483,084
Accrued expenses	$803,886	$765,866	$956,740
Accrued liabilities-employees	$9,946	$14,950	$9,742
Capital leases payable	$185,472	-	-
Notes payable-
Majority Shareholder	$477,182	$2,463,501	$1,669,367
Others	$1,742,724	$303,799	$453,799
Deferred revenues	$9,603	$15,680	$2,993

Total current liabilities	$3,756,576	$4,038,234	$3,575,725

Commitment and contingencies	-	-	-

Stockholders' Deficit:
Common stock, $0.01 par value; 197,000,000 shares authorized at
December 31, 2003 and 2004; $0.001 par value, 200,000,000 shares authorized at September 30, 2005; 19,411,889, 20,000,000 and
19,638,804 shares issued and outstanding at December 31, 2003 and
2004 and September 30, 2005, respectively	$194,119	$200,000	$19,639

Additional paid-in-capital	$9,271,898	$9,322,617	$10,553,323
Retained deficit	(12,309,988)	(13,371,392)	(14,036,037)
Deferred compensation	(424,575)	-	-

Total stockholders' deficit	(3,268,546)	(3,848,775)	(3,463,075)
Total liabilities and stockholders' deficit	$488,030	$189,459	$112,650

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Operations

	December 31, 2003	December 31, 2004	September 30, 2005

Revenue:
Service revenue	$870,355	$822,038	$459,571
Total revenue	$870,355	$822,038	$459,571

Cost of Revenues:
Cost of services	$328,601	$392,838	$192,464
Gross profit	$541,754	$429,200	$267,107

Expenses:
Salaries and benefits	$743,264	$438,455	$496,282
Depreciation & amortization	$569,475	$179,049	$52,459
Other expenses	$1,246,732	$759,787	$169,498

Total expenses	$2,559,471	$1,377,291	$718,239

Net loss before other income (expense)	(2,017,717)	(948,091)	(451,132)

Other Income (Expense):
Interest expense	(687,212)	(287,133)	(-213,513)
Gain on early debt extinguishment	$58,023	$173,820	-

Net loss before income taxes	(2,646,906)	(1,061,404)	(664,645)
Provision for income taxes	-	-	-

Net loss	(2,646,906)	(1,061,404)	(664,645)

Basic and diluted loss per share	$(0.13)	$(0.05)	$(0.03)

Weighted average common shares outstanding - basic and diluted	19,638,804	19,638,804	19,638,804

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Stockholders' Deficit

Years ended December 31, 2003 and 2004 and Nine Months ended September 30, 2005

Common Stock

Treasury Stock

	Shares Issued	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Deficit
Balances at December 31, 2002	12,780,075	$127,801	-	-	$7,706,323	(9,663,082)	-	$1,828,958
Stock warrants issued for services - unvested December, 2002					1,236,587		(1,236,587)	-
Stock issued for note payable and accrued interest to majority shareholder - May, 2003	6,631,814	66,318			$328,988			395,306
Net loss, 2003						(2,646,906)		(2,646,906)
Balance at December 31, 2003	19,411,889	194,119	-	-	9,271,898	(12,309,988)	(424,575)	(3,268,546)

Stock issued in payment of accrued interest-April, 2004	588,111	5,881			50,719			56,600

Deferred compensation amortization							424,575	424,575
Net loss, 2004						(1,061,404)		(1,061,404)

Balance at December 31, 2004	20,000,000	200,000	-	-	9,322,617	(13,371,392)	-	(3,848,775)

Treasury shares purchased-July, 2005			33,650	(337)				(337)

Stock issued for debt payable to majority shareholder-June, 2005	105,068,186	1,050,682						1,050,682
Balance at September 29, 2005	125,068,186	1,250,682	33,6650	(337)	9,322,617	(13,371,392)	-	(2,798,430)

Effect of reverse stock exchange with iBroadband of Texas, Inc.	(105,429,382)	(1,231,043)	(33,650)	337	1,230,706			-

Net loss, 2005						(664,645)		(664,645)
Balance at September 30, 2005	19,638,804	$19,639	-	$-	$10,553,323	$(14,036,037)	$-	$(3,463,075)

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Cash Flows

	December 31, 2003	December 31, 2004	September 30, 2005
Cash from operating activities:
Net (Loss)	(2,646,906)	(1,061,404)	(664,645)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation/amortization	569,475	179,049	52,459
Deferred compensation - stock options	812,012	424,575	-
Interest on debt paid in stock	328,988	-	-
Interest on debt paid by majority shareholder	-	-	20,648
Gain on settlement of liabilities	(58,023)	(173,820)	-
Note payable issued for legal services	-	30,000	-
Loss on vehicle retirement	4,027	-	-

Change in operating assets and liabilities:
Inventory	61,102	91,461	3,296
Accounts receivable	72,558	889	14,358
Prepaid expenses	1,750	(2,325)	900
Other assets	13,424	501	2,840
Accounts payable	91,221	47,295	8,646
Accrued liabilities	483,828	116,099	190,874
Accrued liabilities - employees	9,946	5,004	(5,208)
Deferred revenues	(1,787)	6,077	(12,687)

Net cash used in operating activities	(258,385)	(336,599)	(388,519)

Cash flows from investing activities:
Purchase of fixed assets	(44,374)	(5,437)	(4,285)
Net cash used in investing activities	(44,374)	(5,437)	(4,285)

Cash flows from financing activities:
Notes payable borrowings	325,755	444,200	385,900
Treasury stock purchase	-	-	(337)
Capital lease payments	(33,638)	(92,973)	-

Net cash provided from financing activities	292,117	351,227	385,563
Increase (decrease) in cash	(10,642)	9,919	(7,241)
Cash balance, beginning of period	11,315	673	9,864

Cash balance, end of period	673	9,864	2,623

Supplemental disclosure:
Cash paid during the year for:
Interest	177,451	39,055	-
Income Taxes	-	-	-
Noncash Investing and Financing Activities
Equipment transferred from inventory	-	7,604	-
Accounts payable converted to note payable	-	(73,194)	-
Accounts receivable settled with inventory receipt	(217,263)	-	-
Accrued expense settled with stock issuance	-	(56,600)	-
Note payable converted from accounts payable	-	73,194	-
Interest on debt paid by majority shareholder	-	-	20,648
Increase in note payble to majority shareholder for interest paid	-	-	(20,648)
Common stock issued for payment of accrued expenses	-	5,881	-
Common stock issued for payment of note payable	(66,318)	-	(1,050,682)
Additional paid-in-capital from stock options issued	(1,236,587)	-	-
Additional paid-in-capital for payment of accrued expenses	-	50,719	-
Inventory obtained in lawsuit settlement	217,263	-	-
Inventory transfers to equipment	-	(7,604)	-
Value of deferred options issued	1,236,587	-	-
Stock issued for note payable	66,318	-	1,050,682
Stock issued for interest payment	-	-	-

The accompanying notes are an integral part of the financial statements.

iBROADBAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2004

AND SEPTEMBER 30, 2005

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

iBroadband, Inc. (the "Company") (formerly Transcontinental Trading Center, Inc.) was incorporated on January 21, 1997 under the laws of the State of Nevada. The Company's primary business operations are to develop and engage in broadband related businesses.

Prior to the acquisition of iBroadband of Texas, the Company was a shell company which had no activity, and consequently had no assets or liabilities.  The Company acquired 98% iBroadband of Texas, Inc. (the "Subsidiary") (Formerly T-Speed Communications, Inc.) on September 29, 2005, through an exchange of stock.

Both the Company's and the Subsidiary’s fiscal years end were December 31st until the adoption of September 30th as its year end on September 13, 2005.  The accompanying consolidated financial statements dated September 30, 2005 reflect the operations for a nine month period.

The Subsidiary was incorporated under the laws of the state of Delaware on February 1, 2000, for the purpose of providing high-speed broadband internet services tailored to meet the needs of targeted business customers, initially within the state of Texas.  The Subsidiary’s target customers are small to medium sized businesses with less than 100 employees operating in one to ten story office buildings, office/warehouse or retail properties. By operating within a multi-channel sales and marketing infrastructure, the Subsidiary employs a direct sales force, authorized resellers and referral agents, strategic alliances and targeted marketing programs.

Basis of Accounting

The accompanying consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  The Company’s accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.  All intercompany transactions have been eliminated in consolidation.  The Company maintains its financial records on the accrual method of accounting.

Management of the Company has determined that the Company’s operations are comprised on one reportable segment as that term is defined by SAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase, to be cash equivalents.  Cash equivalents are carried at cost, which approximates fair value.

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable result from the sale of the Company’s services and are reported at anticipated realizable value. Accounts receivable are considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be reserved or charged against the allowance for the uncollectible accounts receivable.  The bad debt provision is based on an evaluation of each customer account at each balance sheet date.  The following is a summary of the allowance for uncollectible accounts receivable activity for the years ended December 31, 2003 and 2004 and nine months ended September 30, 2005.

	2003	2004	2005
Beginning Balance	$ 25,074	$ 11,075	$ 437
Bad debt provision	15,764	12,700	14,500
Charge-offs	(29,763)	(23,338)	(6,215)
Ending Balance	$ 11,075	437	$ 8,722

Inventory

Inventory, consisting primarily of access point and subscriber unit equipment and antennas, are stated at the lower of cost or market, with cost determined by use of the average cost method.

Equipment

Equipment are stated at cost.  Maintenance and repairs are charged to expense as incurred.  Expenditures, which extend the physical or economic life of the assets, are capitalized and depreciated.  Depreciation is provided using the straight-line method over the estimated useful lives, a three-year period for automobiles and equipment.

Impairment of Long-lived Assets

The Company routinely evaluates the carrying value of its long-lived assets.  The Company would record an impairment loss when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered.  These events may include changes in the manner in which we intend to use an asset or decisions to sell an asset.  To date, the Company has not recognized any impairment charges.

Revenue Recognition

In accordance with generally accepted accounting principles the Company recognizes revenue as it is earned and expenses as they are incurred on an accrual method of accounting.  Specifically, revenue is recognized and invoiced as Internet services are provided.

Income taxes

The Company accounts for income taxes under a method, which requires a Company to, recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the respective periods. The 19,638,804 common shares outstanding at September 30, 2005 , was deemed to be the weighted average number of common shares outstanding for the years then ended December 31, 2003 and 2004 and the nine months ended

September 30, 2005.  There were no common stock equivalents or other items to adjust the numerator or denominator of the computations.

Accumulated Other Comprehensive Income

As of the date of these consolidated financial statements, the Company had no components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130.

Stock Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation cost, if any is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.  If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grants, stock-based compensation costs would have impacted our net income and earnings per common share for the fiscal years ended December 31 as follows:

Note: There are no stock based compensation awards for the nine months ended September 30, 2005.

Years ended December 31,
2003	2004
Net loss as reported	$ (2,646,906)	$ (1,061,404)
Add: stock-based compensation costs included in reported net loss, net of taxes
	535,928	280,219
Deduct: stock based compensation costs, net of taxes under SFAS 123
	(548,268)	(283,646)

Pro forma net loss	$ (2,659,246)	$ (1,064,831)

Per share information:
Basic, as reported	$ (0.13)	$ (0.05)
Basic, pro forma	$ (0.14)	$ (0.05)
Diluted, as reported	$ (0.13)	$ (0.05)
Diluted, pro forma	$ (0.14)	$ (0.05)

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal years ended December 31:

Options
2003	2004
Estimated fair value	$ 1.45	$ 1.61
Expected life (years)	5.00	5.00
Risk free interest rate	4.00%	4.00%
Volatility	0%	0%
Dividend yield	0%	0%

Recent Accounting Pronouncements

The following recent accounting pronouncements are not currently expected to have a material effect on our financial Statements.

·

FASB Statements

·

Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

·

Number 146, Accounting for Costs Associated with Exit or Disposal Activities,

·

Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,

·

Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,

Recent Accounting Pronouncements-continued

·

Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,

·

Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,

·

and FASB Interpretations:

·

Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

·

Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51

NOTE 2: STOCKHOLDERS’ EQUITY

On September 30, 2005, the Company issued to the shareholders of iBroadband of Texas, Inc. 17,638,804 shares of the Company’s common stock.  As of September 30, 2005, there were no stock options, warrants or other stock rights outstanding.

At September 30, 2005, the majority shareholder, Mr. Ray Nawara, owned 83.1% of the 19,638,804 common shares issued and outstanding.

NOTE 3: GOING CONCERN

The Company is in default of covenants and repayment schedules with most creditors.  The financial statements have been prepared on the basis that the Company will continue as a “going concern”. In the absence of any debt forgiveness from creditors, the Company cannot pay its debts. The Management of the Company does not believe that any material adjustments to the values of assets or liabilities would be necessary to reflect the “liquidation basis”.

The Management is of the opinion that the Company can become a going concern again in the future but hinges this opinion on the willingness of the creditors to grant debt forgiveness.  It could also become a going concern by incorporating other business activities into the Company.  There is no current intention to place the Company into liquidation.

NOTE 4: EQUIPMENT

As of December 31, 2003, the Company had $274,241 of equipment under capital leases.  The master lease was subsequently cancelled in 2004.

Equipment consisted of the following:

	December 31, 2003	December 31, 2004	September 30, 2005
Auto and transportation equipment	$ 41,731	$ 41,731	$ 41,731
Machinery and equipment	1,923,216	1,936,257	1,940,542
Total Equipment	1,964,947	1,977,988	1,982,273
Less: Accumulated depreciation	(1,717,824)	(1,896,874)	(1,949,333)
Net Equipment	$ 247,123	$ 81,114	$ 32,940

Depreciation expense was $569,475, $179,049 and $52,459 for the years ended December 2003 and 2004 and the nine months ended September 30, 2005, respectively. Certain of the above the vehicles and equipment are pledged as collateral for various loans.

NOTE 5:  NOTES PAYABLE

The notes payable at December 31, 2003 and 2004 and September 30, 2005 consisted of the following:

2003

 2004

2005

Major Shareholder

Note payable to majority shareholder, dated July 1, 2002,

 bearing interest at 8% per annum, payable upon demand with final payment due no later than June 30, 2006, $7,000,000 maximum.

 $   477,182      $  2,463,501   $ 1,669,367

Others

Note payable to shareholder, dated February 28, 2002, bearing interest at 3.0% per annum, payable on September 30, 2003, in default, accruing interest at 18% since of September 30, 2003

$     36,000        $      36,000    $     36,000

 Note payable to officer, dated February 13, 2003, bearing interest at 5% per annum, payable on May 20, 2003, in default, accruing interest at 18% since

   May 20, 2003

22,000                 22,000          22,000

Note payable to a trust, dated October 28, 2002, bearing interest at 10% per annum payable on January 28, 2003

 500,000                           -                   -

Note payable to vendor, dated September 14, 2001, bearing no interest,

   payable monthly with final payment due February 28, 2003, in default,

   accruing interest at 18% since February 28, 2003

30,425                 30,425          30,425

Note payable to vendor, dated August 31, 2001, bearing no interest,

  payable monthly with final payment due June 30, 2001, in default,

  accruing interest at 18% since June 30, 2001

22,738                22,738           22,738

2003

 2004

2005

Others-continued

Note payable to vendor, dated October 11, 2001, bearing no interest,

   payable monthly with final payment due December 31, 2002, in default accruing interest at 18% as of December 31, 2004

15,742

15,742

15,742

Note payable to vendor, dated October 11, 2001, default judgment dated

  January 12, 2004 bearing interest at 6% per annum

68,608

68,608

68,608

Note payable to a vendor’s attorney, default judgment dated January 12, 2004 bearing interest at 5% per annum

    -

 30,000

30,000

 Note payable to vendor, dated October 30, 2001, bearing no interest payable monthly with final payment due February 28, 2003, in default,

   as of December 31, 2004

19,445                19,445          19,445

 Note payable to vendor, dated October 11, 2001, bearing no interest payable monthly with final payment due December 31, 2002, in default,

   as of December 31, 2004

2,326                   2,326           2,326

 Note payable to vendor, dated April 15, 2002, bearing no interest payable monthly with final payment due June 30, 2003, in default,

   as of December 31, 2004

 6,515                   6,515           6,515

 Note payable to a bank, dated September 11, 2002, bearing interest at 7.5%

 per annum payable on January 28, 2003

1,018,925                    -               -

Note payable, dated February 2, 2004, bearing interest at 5% per annum, payable upon demand with final payment due no later than

   February 2, 2005

 50,000                  50,000                -

Note payable, dated March 31, 2005, bearing interest at 8% per annum, payable upon demand 180 days from the loan date

   -                           -

150,000

     _________         _________   _________

 Total Others Notes Payable

$ 1,742,724        $   303,799   $ 1,669,367

The average interest rate on all short term borrower’s was 8.07% and 8.61% and 8.48% as of December 31, 2003 and 2004 and September 30, 2005, respectively.

NOTE 6: MINORITY INTEREST

Of the 18,000,000 shares authorized to be used to acquire iBroadband of Texas, Inc. (the “Subsidiary”) 361,1956 shares remain unissued at September 30, 2005.  These shares representing two percent (2%) ownership in the Subsidiary represent the minority interest in the Subsidiary.  No minority interest is reflected in the accompanying consolidated financial statements due to the significant losses incurred.

On March 22, 2000 the Subsidiary adopted a stock option plan (“the Plan”), reserving up to 3,000,000 shares of the Subsidiary’s common stock for issuance upon the exercise of options under the terms of the plan.  As of September 30, 2005, the Subsidiary has issued 2,701,000 options under the plans to its employees with an average exercise price of $0.05 and remaining contractual life of 6.6 years.

NOTE 7: ACCRUED LIABILITIES

The accrued liabilities are comprised of the following at December 31, 2003 and 2004 and September 30, 2005:

	2003	2004	2005
Accrued legal expense	$ 34,800	$ 104,061	$ 102,687
Accrued sales and use tax	181,056	178,508	177,891
Accrued interest	355,207	449,168	642,032
Deferred salaries and wages	157,628	-	-
Vendor accruals	75,195	34,129	34,129
	$ 803,886	$ 765,866	$ 956,740

NOTE 8: INCOME TAXES

There was no current income tax expense during the years ended 2003 and 2004 and  the nine month period ended September 30, 2005, due to the Company’s operating losses.  The Company’s tax benefit differs from the “expected” tax benefit for the years ended December 31, 2003 and 2004 and the nine month period ended September 30, 2005, (computed by applying the Federal Corporate tax rate of 34% to losses before taxes), as follows:

2003

2004

2005

Computed “expected” tax benefit

$

899,948

$

360,877

$ 225,979

Change in valuation allowance

(899,948)

(360,877)

 (225,979)

$              -

$             -

$             -

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2004 and September 30, 2005 are as follows:

	2003	2004	2005
Deferred tax assets Expenses	$ 679,908	$ 763,058	$ -
Net operating loss	2,260,290	2,538,017	3,527,054
Valuation allowance	(2,940,198)	(3,301,075)	(3,527,054)
Net deferred tax asset	$ −	$ −	$ −

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $225,979 for the nine months ended September 30, 2005 and $899,948 and $360,877 during fiscal years ended December 31, 2003 and 2004, respectively.  Net operating loss carry-forwards aggregate approximately $10,374,000, at September 30, 2005, and expire in the years through 2024. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, all capital lease obligations had been settled with the creditors and no future payments were due.

The Company occupies leased office space in Dallas, Texas.  The future minimum lease payments at September 30, 2005 were as follows:

Fiscal Year	Amount
2006	$25,498
$25,498

Total rent and lease expenses paid by the Company for the years ended December 31, 2003 and 2004 and the nine months ended September 30, 2005 were approximately $33,747, $36,776 and $21,744, respectively.

NOTE 10: LITIGATION

From time to time the Company becomes the subject of proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance, but management does not expect any material adverse financial effect.

NOTE 11: RELATED PARTY TRANSACTIONS

The Company has received funds through a line of credit from the majority shareholder of the Company.  These amounts advanced were recorded as a note payable totaling $477,182, $2,463,501 and $1,669,367 at and December 31, 2003 and 2004, and September 30, 2005 respectively. The advances bear a rate of interest of 8%.  Note principal and interest are due on demand, no later than June 30, 2006.  Amounts expensed for interest on this note were $30,500, $125,530 and $146,948 December 31, 2003 and 2004, and September 30, 2005, respectively.

NOTE 12: SUBSEQUENT EVENTS

As of December 30, 2005 the Company issued an additional 11,331 common shares per the September 29, 2005 acquisition agreement with shareholders of the Subsidiary.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBroadBand, Inc.

(Registrant)

By: /s/ Matthew Hutchins

--------------------------------------

Title:  President/CEO

April 25, 2006