Form 10QSB
period 2005-12-31
iBroadband, Inc.
filed 2006-04-26
CIK 1358700

S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  December 31, 2005.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  to         .

Commission file number:  000-51918

iBroadband, Inc. (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
88-0464894 (I.R.S. Employer Identification No.)	14286 Gillis Rd. Farmers Branch, TX (Address of principal executive offices)
Issuer's telephone number: (972) 458-0909	75244 (Zip Code)

Check whether the issuer:

(1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes.[ ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes.[ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,650,135 Common Shares, as of December 31, 2005.

Transitional Small Business Disclosure Format (check one):

Yes.[X]  No[ ]

Part I:  Financial Information

Item 1:  Financial Statements

iBroadBand, Inc.

Consolidated Balance Sheets

(Unaudited)

	Fiscal Year Ended September 30, 2005	Three Months Ended December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$2,623	$6,841
Accounts receivable, net of allowance for uncollectible accounts of $8,722 and $11,532, at September 30, 2005 and December 31, 2005, respectively	$465	$1,194
Inventory	$70,578	$70,286
Prepaid expenses	$2,250	$3,150

Total current assets	$75,916	$81,471

Fixed Assets:
Property and Equipment	$ 1,982,273	$1,986,231
Less: accumulated depreciation	(1,949,333)	(1,956,904)

Total Fixed Assets	$32,940	$29,327

Other Assets:
Deposits	$3,794	$3,594

Total Other Assets	$3,794	$3,594

Total Assets	$112,650	$114,392

The accompanying notes are an integral part of the financial statements.

iBroadBand, Inc.

Consolidated Balance Sheets (Continued)

(unaudited)

	Fiscal Year Ended September 30, 2005	Three Months Ended December 31, 2005
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$483,084	$488,229
Accrued expenses	$956,740	$1,012,017
Accrued liabilities-employees	$9,742	$10,446
Notes payable-
Majority Shareholder	$1,669,367	$1,804,367
Others	$453,799	$453,799
Deferred revenues	$2,993	$5,283

Total current liabilities	$3,575,725	$3,774,141

Commitment and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized and 19,638,804 and 19,650,135 issued and outstanding at September 30 and December 31, 2005 respectively	$19,639	$19,650
Additional paid-in-capital	$10,553,323	$10,553,649
Retained deficit	(14,036,037)	(14,233,048)
Total stockholders' deficit	(3,463,075)	(3,659,749)
Total liabilities and stockholders' deficit	$112,650	$114,392

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2005
REVENUE:
Service Revenue	$176,910	$148,984
Total Revenues	$176,910	$148,984
Costs of Revenues:
Cost of Services	$40,277	$62,038
Gross Profit	$136,633	$86,946
Expenses:
Salaries and Benefits	$146,638	$176,878
Deferred Salaries	(199,631)	0
Depreciation & amortization	$44,012	$7,572
Other Expenses	$86,999	$44,316
Total Expenses	$78,018	$228,766

Net income (loss) before other income (expense)	$58,615	(141,820)

Other Income (Expense):
Interest Expense	(171,209)	(55,191)
Gain on Early Debt Extinguishment	$16,965	0
Inventory revaluation and adjustment	$89,722	0

Net loss before income taxes	(5,907)	(197,011)

Provision for income taxes	0	0

Net Loss	(5,907)	(197,011)
Basic and dilutted loss per share	(0.0003)	(0.01)

Weighted average common shares basic and dilutted	$19,638,804	$19,639,051

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2005
Cash from operating activities:
Net (Loss)	(201,520)	(197,011)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation/amortization	$44,013	$7,571

Change in operating assets and liabilities:
Inventory	$99,307	$292
Accounts receivable	(1.355)	(729)
Prepaid expenses	(1,000)	(900)
Other assets	$44,151	$200
Accounts payable	$60,781	$5,145
Accrued liabilities	(89,009)	$55,277
Accrued liabilities - employees	$1,367	704
Deferred revenues	$11,215	$2,209

Net cash used in operating activities	(32,050)	(127,161)

Cash flows from investing activities:
Purchase of fixed assets	(21,697)	(3,958)
Treasury stock sale		$337
Capital lease payments	(93,806)

Cash flows from financing activities:
Adjustment to conversion of common stock for accrued interest payable	(30,756)
Notes payable borrowings	$191,894	$135,000

Increase (decrease) in cash	$13,585	$4,218

Cash balance, beginning of period	(3,721)	$2,623
Cash balance, end of period	$9,864	$6,841

The accompanying notes are an integral part of the financial statements.

iBroadband, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005

NOTE 1: Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. The 19,638,804 common shares outstanding resulting from the post merger exchange with iBroadband of Texas, Inc. on September 30, 2005, was deemed to be the weighted average number of common shares outstanding for the three months ended December 31, 2004.  The 19,639,051 common shares outstanding for the three months ended December 31, 2005 includes weighting for 11,331 additional shares issued in exchange for iBroadband of Texas, Inc. stock on December 30, 2005.

NOTE 2: Related Party Transactions

During the quarter ended December 31, 2005 the Company received additional funds through its line of credit from the majority shareholder in the amount of $135,000. Total borrowings from the majority shareholder were $1,804,367 at quarter end.

NOTE 3: Notes Payable

Notes payable increased $135,000 from the previous fiscal year end, all as a result of additional borrowings from the majority shareholder.

NOTE 4: Adjustments

Adjustments were recorded in December of 2004 as a result of the Company’s independent audit. Some of these adjustments affect periods other than the three months ended December 30, 2004. The following listing indicates the approximate amounts related to other periods:

           Interest Expense                                    $  106,241

           Depreciation Expense                            $   16,461

           Deferred Compensation                        $ (199,631)

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operation of the Company and IBT as of the date of this Report.

This discussion and analysis should be read in conjunction with the Company's Financial Statements including the Notes thereto, which are included elsewhere in this Report.  Because the Company has never been actively engaged in any business operations and has no revenue, assets or liabilities, this discussion mainly concerns the operations of its working subsidiary, IBT.

SUMMARY DISCUSSION OF LIQUIDITY

IBT has incurred operating losses since its inception, including net losses of $1,061,404 for the year ended December 31, 2004 and $664,645 for its new fiscal year ended September 30, 2005.  Management anticipates losses in the foreseeable future.  As of December 31, 2005 and September 30, 2005, IBT had cash and accounts receivable totaling $8,035 and $3,088, respectively.

The Company’s independent certified public accountants, regarding IBT, have stated in their report included in our Form 10-KSB that:

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

Recent improvements in technology must be addressed. To compete effectively the Company plans to upgrade its existing networks to new protocols such as WiMax, which provides a more robust network, and ‘triple play’ opportunities (voice, data and video), and intends to widen the coverage of its network hubs.  Such technology would also give the Company the ability to bring the larger urban class services to small and midsized markets.

FINANCIAL STATEMENTS

REVENUES:

Revenues for the three months ended December 31, 2005 decreased by $27,926, from $176,910 to $148,984 as compared to the three months ended December 31, 2004. This decrease is due to a reduced marketing budget resulting in customer cancellations exceeding new customer sales. Additionally, the average monthly price for Internet service declined because of competitive pressure.

A portion of the decrease is also attributed to lower sales of excess inventory which were $8,125 in the quarter ended December 31, 2004 as compared to $5,000 in the comparable period of 2005, a drop of $3,125.

COST OF REVENUES:

Costs of revenues for the quarter ended December 31, 2005 ($62,038) versus the comparable quarter for the previous year ($40,277) were higher by $21,761. This is primarily the result of the revaluation of certain equipment acquired in settlement of a note receivable recorded during the three months ended December 31, 2004. A credit to cost of sales was recorded in the amount of $24,817 pursuant to the revaluation adjustment.

Additionally, prices for broadband connections increased slightly over the comparable periods. Broadband services expense for the three months ended December 31, 2005 were $31,049 compared to $26,331 for the same quarter of the previous year, an increase of $4,718.

SALARIES, BENEFITS AND DEFERRED COMPENSATION:

Salaries and benefits increased $30,240 for the comparable periods, from $146,638 to $176,878. This is due to staff increase during the course of 2005.

In December 2004, a net credit of $199,631 was recorded to eliminate previously accrued deferred salaries.

DEPRECIATION AND AMORTIZATION:

Depreciation expense decreased by $36,440 from $44,012 for the quarter ended December 31, 2004 to $7,572 for the quarter ended December 31, 2005. The majority of the Company’s assets was  purchased in late 2000 and early 2001 and were depreciated over a three year life and most were fully depreciated by the quarter ended December 31, 2005. A majority of the assets remain in service.

OTHER EXPENSES:

Other expenses include general & administrative costs, facility costs, network operations expenses and certain other charges. Other expenses for the quarter ended December 31, 2005 ($44,316) were $42,683 less than the same quarter of 2004 ($86,999). A $43,520 drop in legal expenses primarily accounted for this reduction.

INTEREST EXPENSE:

Interest expense was $116,018 less in the quarter ended December 31, 2005 ($55,191) as compared to the quarter ended December 31, 2004 ($171,209). The Company recorded a $131,425 adjustment to interest expense in the quarter ended December 31, 2004 for default interest on past due notes with certain vendors and to adjust interest applicable to its notes payable to the majority shareholder. All other routine interest charges increased $15,407 due to increased borrowings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended September 30, 2005.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

You should consider the following discussion of risks as well as other information regarding our operations.  The risks and uncertainties described below are not the only ones.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

·

We Have Historically Lost Money And Expect Our Losses Will Continue In The Future

·

Our Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern

·

Our Installation Costs May Vary Widely

·

We May Not Be Able To Accommodate Rapid Growth Which Could Decrease Revenues And Result In A Loss Of Customers

·

If Our Security Measures Are Breached And Unauthorized Access Is Obtained To A Customer's Internal Network, Our Services May Be Perceived As Not Being Secure And We Could Lose Customers And Revenue

·

Our Customers Require A High Degree Of Reliability In Our Services And, If We Cannot Meet Their Expectations, Demand For Our Services Will Decline

·

The Telecommunications Industry Has Recently Experienced Consolidation Among Network Service

·

Providers Which Could Impair Our Ability To Service Customers And Result In Loss Of Customers

·

We Do Not Provide Proprietary Services

·

We Face Strong Competition In Our Market, Which Could Make It Difficult For Us To Generate Income

·

The Market For Wireless Internet Service Is Still Unproven, Which Means That Our Revenue May Fall Short Of That Needed To Achieve Profitability

·

Uncertain Demand For Our Services May Cause Revenues To Fall Short Of Expectations And Expenses To Be Higher Than Forecast If We Need To Incur More Marketing Costs

·

We Could Fail To Develop New Products And Services To Compete In This Industry Of Rapidly Changing Technology, Resulting In Decreased Revenue

·

Our Ability To Achieve Profitable Operations Is Directly Tied To Our Ability To Attract And Retain Customers

·

New And Existing Competition May Gain Market Share And Limit Our Potential Growth

·

We Could Fail To Attract Or Retain Key Personnel, Which Could Hamper Our Ability To Generate Income

·

Periodic System Disruptions Could Result In A Loss Of Subscribers And Revenue

·

We May In The Future Be Subject To Federal and State Telecommunications Regulation, Which Could Adversely Affect Our Ability To Generate Income

·

We Are Subject To Municipal and Other Local Regulation, Which Could Temporarily Decrease Our Ability To Generate Revenue

·

We Only Have Sufficient Capital For A Single Month of Operations, And A Failure To Obtain Additional Financing Will Preclude Our Ability To Stay In Business And Become Profitable

·

We May Make Acquisitions Of Other Companies, Which Will Reduce Our Income In The Event We Are Not Able to Integrate Them Into Our Existing Operations

·

Any Failure To Maintain Adequate General Liability, Commercial, and Product Liability Insurance Could Subject Us To Significant Losses Of Income

·

Our Common Stock Is A "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

·

We Have Been Dependent On One Shareholder For Most Of Our Capital, And Will Have Difficulty Staying In Business If We Cannot Locate Additional Sources Of Capital

·

Our Customer Contracts May Be Terminated At Will, Which Could Result In The Loss Of Business And The Write-Off Or Impairment Of Related Fixed Assets

·

We Do Not Intend To Pay Any Dividends

ITEM 3: CONTROLS AND PROCEDURES

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

PART II.   OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES

On December 30, 2005 the Company issued 11,331 shares of common stock to the former shareholders of IBT in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” were filed with the Company’s Form 10SB on April 19, 2005.

*3.1 Articles of Incorporation
*3.2 Bylaws

*3.3 Amendments to Articles of Incorporation

*10  Agreement for the Exchange of Common Stock

*10.1 Supplemental Agreement for the Exchange of Common Stock
31 Rule 13a-14(a)/15d-14(a) Certifications

32 Section 1350 Certifications

(b) Reports on Form 8-K filed this period.

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBroadband, Inc.
(Registrant)

By: /s/ Matthew Hutchins

--------------------------------------

Title:  President/ Chief Executive Officer

Date:   April 26, 2006