Form 10QSB/A
period 2005-12-31
iBroadband, Inc.
filed 2006-06-27
CIK 1358700

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB /A

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  December 31, 2005.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  to         .

Commission file number:  N/A

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

Yes.[X]  No[ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,650,135 of Common Shares.

Transitional Small Business Disclosure Format (check one):

Yes.[ ]  No[X]

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

iBroadBand, Inc.

Consolidated Balance Sheets (Continued)

(unaudited)

	Fiscal Year Ended September 30, 2005	Three Months Ended December 31, 2005
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$483,08 2	$488, 553
Accrued expenses	$956,740	$1,012,017
Accrued liabilities-employees	$9,742	$10,446
Notes payable-
Majority Shareholder	$1,669,367	$1,804,367
Others	$453,799	$453,799
Deferred revenues	$2,993	$5,283

Total current liabilities	$3,575,72 3	$3,774, 465

Commitment and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized and 19,638,804 and 19,650,135 issued and outstanding at September 30 and December 31, 2005 respectively	$19,639	$19,650
Additional paid-in-capital	$ 10,766,956	$ 10,766,956
Retained deficit	(14,249,668)	(14,446,679)
Total stockholders' deficit	(3,463,07 3 )	(3,660,073)
Total liabilities and stockholders' deficit	$112,650	$114,392

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Operations

(unaudited)

For the Three Months Ended December 31,

	Restated 2004	2005
REVENUE:
Service Revenue	$176,910	$148,984
Total Revenues	$176,910	$148,984
Costs of Revenues:
Cost of Services	$72,094	$62,038
Gross Profit	$104,816	$86,946
Expenses:
Salaries and Benefits	$146,638	$176,878
Depreciation & amortization	$44,012	$7,572
Other Expenses	$86,999	$44,316
Total Expenses	$277,649	$228,766

Net income (loss) before other income (expense)	$(172,833)	(141,820)

Other Income (Expense):
Interest Expense	(171,209)	(55,191)
Gain on Early Debt Extinguishment	$16,965	0
Inventory revaluation and adjustment	$(20,648)	0

Net loss before income taxes	(347,725)	(197,011)

Provision for income taxes	0	0

Net Loss	(347,725)	(197,011)
Basic and dilutted loss per share	(0.01)	(0.01)

Weighted average common shares basic and dilutted	$19,638,804	$19,639,051

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Restated For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2005
Cash from operating activities:
Net (Loss)	(347,725)	(197,011)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation/amortization	$44,012	$7,571
Deferred compensation forgiven by officers	$213,631
Change in operating assets and liabilities:
Inventory	$45,846	$292
Accounts receivable	(1.355)	(729)
Prepaid expenses	(1,000)	(900)
Other assets	$44,124	$200
Accounts payable	$60,81 8	$5,145
Accrued liabilities	(133,739),	$55,277
Accrued liabilities – employees	$1,367	704
Deferred revenues	$11,215	$2,209

Net cash used in operating activities	(62,806,)	(127,161)

Cash flows from investing activities:
Purchase of fixed assets	(21,697)	(3,958)
Treasury stock sale		$337
Capital lease payments	(93,806)

Cash flows from financing activities:
Adjustment to conversion of common stock for accrued interest payable	(30,729)
Notes payable borrowings	$191,894	$135,000

Increase (decrease) in cash	$13,58 5	$4,218

Cash balance, beginning of period	(3,721)	$2,623
Cash balance, end of period	$9,86 4	$6,841

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

NOTE 4: Adjustments

Adjustments were recorded in December of 2004 as a result of the Company’s independent audit. Some of these adjustments affect periods other than the three months ended December 30, 2004. The following listing indicates the approximates amounts related to other periods:

           Interest Expense                                    $  106,241

           Depreciation Expense                            $   16,461

NOTE 5: Restatement

Financial statements for the three months ended December 31, 2004 have been restated from the previous filing. The differences are due to compilation errors for the period. Annualized audit entries, which were properly included as part of prior period results, were erroneously included in compilation of the current quarter. The changes are detailed below:

          Net Income previously reported                                          $ (5,907)

          Deferred salaries adjustment applicable to

               Prior periods                                                                       (199,631)

          Revaluation of inventory                                                         (110,370)

          Adjustment to cost of services related to

              Prior period sales                                                                  (31.817)

          Revised Net Income                                                              $(347,725)

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

REVENUES:

Revenues for the three months ended December 31, 2005 decreased by $27,926 as compared to the three months ended December 31, 2004. This decrease is due to a reduced marketing budget resulting in customer cancellations exceeding new customer sales. Additionally, the average monthly price for Internet service declined because of competitive pressure.

A portion of the decrease is also attributed to lower sales of excess inventory  which were $8,125 in the quarter ended December 31, 2004 as compared to $5,000 in the comparable period of 2005, a drop of $$3,125.

COST OF REVENUES:

Costs of revenues for the quarter ended December 31, 2005 versus the comparable quarter for the previous year were lower by $10,056. This is primarily the result of the sale of older technology inventory at a cost of $7,976 during the quarter ended December 31, 2004 compared to zero sales of such equipment during the quarter ended December 31, 2005. The remainder of the difference is due to minor differences in broadband services cost and cost of roof rentals.

Additionally, prices for broadband connections increased slightly over the comparable periods. Broadband services expense for the three months ended December 31, 2005 were $31,049 compared to $26,331 for the same quarter of the previous year, an increase of $4,718.

SALARIES, BENEFITS AND DEFERRED COMPENSATION:

Salaries and benefits increased $30,240 for the comparable periods. This is due to staff increase during the course of 2005.

DEPRECIATION AND AMORTIZATION:

Depreciation expense decreased from $44,012 for the quarter ended December 31, 2004 to $7,572 for the quarter ended December 31, 2005. The majority of the Company’s assets was  purchased in late 2000 and early 2001 and were depreciated over a three year life and most were fully depreciated by the quarter ended December 31, 2005. A majority of the assets remain in service.

OTHER EXPENSES:

Other expenses include General & Administrative Costs, Facility Costs, Network Operations Expenses and certain other charges. Other expenses for the quarter ended December 31, 2005 were $42,683 less than the same quarter of 2004. A $43,520 drop in legal expenses primarily represents this reduction

INTEREST EXPENSE:

Interest expense was $116,018 less in the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004. The Company recorded a $131,425 adjustment to interest expense in the quarter ended December 31, 2004 for default interest on past due notes with certain vendors and to adjust interest applicable to its notes payable to the majority shareholder. All other routine interest charges increased $15,407 due to increased borrowings.

SUMMARY DISCUSSION OF LIQUIDITY

The Company suffers monthly losses and relies on continuing loans from its majority shareholder in order to pay its current operating expenses.  If the majority shareholder should at any time be unable or unwilling to fund the Company’s monthly losses, the Company would be unable to continue its business.

The majority shareholder’s monthly loans only fund current expenses.  The Company has no cash or cash equivalents to pay its overdue Accounts Payable, Accrued Expenses and outstanding loans.  The largest of the creditors is our majority shareholder, who as of March 31, 2006 is owed $1,963,367.  Currently, none of those creditors, as for example, Hutton Communications, has made any claim or demand for payment.  However, as our certified public accountants have warned, the Company cannot pay its debt without debt forgiveness from creditors.

The Company can only continue in business within the next 12 months if sufficient capital is raised and/or obtain substantial debt relief from creditors.  The Company is currently engaged in efforts to raise capital from both foreign and domestic sources, but it has no agreements in place for any financing.  The Company cannot guarantee that it will be able to raise the necessary capital to continue operations, or if it does raise such capital, that it will be able to operate profitably.

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this quarterly report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

ITEM 3: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005.

Based on such evaluation, the Company’s Chief Executive and Principal Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

 None.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits Schedule

The exhibits marked with an “*” were filed with the company’s 10SB on April 19, 2006.

*3.1 Articles of Incorporation

*3.2 Bylaws

31 Rule 13a-14(a)/15d-14(a) Certifications

32 Section 1350 Certifications

(b) Reports on Form 8-K filed this period.

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBroadband, Inc.
(Registrant)

By: /s/  Matthew Hutchins

--------------------------------------

Title:  President/CEO/ Principal Financial Officer and Principal Accounting Officer

Date: June 26, 2006