Form 10KSB/A
period 2005-09-30
iBroadband, Inc.
filed 2006-06-28
CIK 1358700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB /A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  19,638,804 Common Shares, as of September 30, 2005.

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

INDUSTRY OVERVIEW

The growth of the Internet and emerging voice and video applications has fueled customer demand for high-speed broadband connectivity.  Traditionally, a high-speed service provider would connect a T-1 local loop linking the internet service provider’s internet backbone to the target building.  The ISP then provides Internet access over that loop.  Access to this connectivity, however, is far from widespread. The cost of placement of traditional wire-line technologies and other hurdles have prevented expanding those networks to users, particularly small to medium-sized businesses, in areas that have aging and/or underdeveloped broadband infrastructure.

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

IBT’s broadband services work by connecting our customers to the internet wirelessly. Operating in unlicensed frequencies in our identified markets, we first build a point of presence, or POP, which not only connects to the "backbone" of the Internet but also broadcasts the Internet to our hubsites.  It is these hubsites, which form the core distribution network for the city.  Hubsites are usually located on towers or rooftops, 150 to 300 feet high from which we can wirelessly link office buildings . The hub sites are selected for their line-of-sight capacity to deliver wireless signals to other office buildings and prospective commercial customers within the network utilizing the exempt 900mhz, 2.4ghz, and 5ghz bands.  The network is built with transceivers and antenna.  A cable then connects a building’s antenna to its tenants, and they simply plug their computers into an Ethernet port to have a constant high-speed connection to the Internet.

Our services differ from WiMax.  WiMax is an enhanced technology that provides greater range and speed and does not necessarily require line of sight between the customer and the Company’s radio.

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

LEGAL PROCEEDINGS

On January 12, 2004, default judgment was entered against T-Speed Broadband Communications, Inc. in favor of Hutton Communications, Inc. in the amount of $69,088.03 plus legal fees in the amount of $30,000, plus interest at 5% until paid.   The plaintiff sued the Company to recover the cost of equipment sold to the Company in years 2000 and 2001 for which the Company did not pay. A default judgment was entered on plaintiff’s complaint.

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

SUMMARY DISCUSSION OF LIQUIDITY

IBT has incurred operating losses since its inception, including net losses of $1,061,404 for the year ended December 31, 2004, $664,645 for its new fiscal year ended September 30, 2005, and $405, 023 for the six months ended March 31, 2006. Management anticipates losses in the foreseeable future.  As of December 31, 2004, September 30, 2005, and March 31, 2006 IBT had cash and accounts receivable totaling $24,687, $3,088 and $11,487 respectively.

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

As of March 31, 2006 the Company lacks sufficient cash and cash equivalents to fund operations for the next 12 months. The Company suffers monthly losses and relies on continuing loans from its majority shareholder in order to pay its current operating expenses.  If the majority shareholder should at any time be unable or unwilling to fund the Company’s monthly losses, the Company would be unable to continue its business.

The majority shareholder’s monthly loans only fund current expenses.  The Company has no cash or cash equivalents to pay its overdue (as of March 31, 2006) $493,579 in Accounts Payable, $1,068,136 in Accrued Expenses and $2,417,166 in outstanding loans.  The largest of the creditors is our majority shareholder, who as of March 31, 2006 is owed $1,963,367.  Currently, none of those creditors, as for example, Hutton Communications, has made any claim or demand for payment.

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

A default judgment was entered against T-Speed Broadband Communications, Inc. on January 12, 2004 in favor of Hutton Communications, Inc. in the amount of $69,088.03 plus legal fees in the amount of $30,000, plus interest at 5% until paid.  The plaintiff sued the Company to recover the cost of equipment sold to the Company in years 2000 and 2001 for which the Company did not pay. A default judgment was entered on plaintiff’s complaint.

The Company believes it can settle the judgment for a lesser amount through negotiation. When the Company has sufficient working capital it will start the process of negotiation.  There is no assurance that a favorable settlement can be reached or that the Company will have sufficient working capital.

As noted by our auditor’s opinion above, the Company is in default of covenants and repayment schedules with most creditors.  The Company’s material capital commitments for the year 2006 and beyond include, among other things, (as of March 31, 2006) $493,580 in Accounts Payable, $1,068,136 in Accrued Liabilities, $1,963,367 in loans outstanding to the majority shareholder, and $453,799 in loans to others.  Additionally, based upon our net loss in the amount of ($407,230) for the six months ended March 31, 2006, and assuming a continuation of that amount of loss over the next 12 months, the Company’s capital commitments to fund net losses in the next 12 months alone is estimated at $815,000.  Beyond that, the Company’s material capital commitments would include approximately $815,000 annually to fund future operating losses, assuming no change occurs in the Company’s operating performance to date.  Additionally, the Company would require additional capital of an indeterminable amount in the next 12 months and beyond in order to implement its acquisition and consolidation strategy.

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

Internet service revenue has declined since 2004 because of our reduced sales and marketing budget and customer cancellations exceeding new customer sales during subsequent periods.   The Company’s customer mix consists of retail and business office clients with the majority, or 89%, in small to medium size business offices. Total active customers were 270, 243, and 227 on the last day of the periods ending December 31, 2003, December 31, 2004 and September 30, 2005 respectively.   If we continue to steadily lose existing customers, our losses going forward could increase. Over the past 3 years our customer base has decreased by as mush as 10% annually. The company must stop the deterioration. Management plans are to reverse this trend by upgrading our existing infrastructure, improving our network reliability, placing more emphasis on customer relationship and offering current customers incentives to continue using our services.

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

SALARIES AND BENEFITS:

Salaries and Benefits expenses were reduced from $661,660 in 2003 to $596,083 in 2004. This reduction is due to significant reductions in personnel staffing. Salaries and Benefits for the year 2005 are estimated to reach roughly $673,000 due to staff additions.

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

Our Majority Shareholder and Lender, Raymond J. Nawara, Has a Security Interest in Our Assets

Although the loans totaling 1.9 million dollars from Mr. Nawara are not in default, they are demand obligations that he may call at any time.  If he does make a demand and we are unable to repay him, Mr. Nawara possesses a security interest in all of IBT’s assets, which he could acquire upon the default.

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

•

Price. Because many of our competitors own and operate physical networks, there is very little incremental cost for them to provide additional Internet connections. Should we be forced to lower our prices to compete, we would likely suffer a reduction in revenues.

•

Additional Services. Some of our competitors provide services that we do not, such as telephone services. Potential customers who desire these services may choose to obtain their Internet access services from the competitor that provides these additional services.

•

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

Our Common Stock Is A "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors and by making broker-dealers less likely to effect trades in the common stock. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•

With a price of less than $5.00 per share;

•

That are not traded on a "recognized" national exchange;

•

Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•

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

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CONTROLS AND PROCEDURES

(a)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.   ..  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.   Our disclosure controls and procedures are designed at the reasonable assurance level and are effective at that reasonable assurance level.

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

Management Biographies

Executive Chairman of the Board, Raymond J. Nawara.

iBroadband Executive Chairman, Raymond Nawara, is a veteran of three decades in the computer/technology industry. He has served in his current position from September 2000 to the present. From January 1991 to October 2003, he was Chairman and Chief Executive Officer of CrossAccess Corporation, a California based software company.  In October of 2003, he successfully arranged the sale of CrossAccess Corporation to IBM.  Prior to his involvement with CrossAccess, Mr. Nawara founded DBMS Inc. in January 1979  – a provider of mainframe software tools and services for IDMS, IMS and DB2 environments. Under his direction, DBMS grew from a single consulting assignment to more than a $25 million international software company.  In 1990, Mr. Nawara successfully negotiated the sale of DBMS Inc. to Computer Associates. An active member of the community, Mr. Nawara presently resides on the board of directors for a Chicago inner city school, De La Salle Institute.  In addition to serving on several other boards, Mr. Nawara lectures at the Chief Executive Officers Club management courses.

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

As General Counsel, Mr. Heidecke brings to iBroadband over 30 years of litigation and corporate legal experience. From 1991 through 2003 he was Corporate Counsel for Cross Access Corporation.  There he was instrumental in structuring, drafting, and negotiating numerous customer contracts as well as licensing and royalty agreements with major corporate partners such as IBM and various other third party vendors.  He also directed the activities of outside counsel and personally handled corporate litigation and employment issues for CAC.  In October 2003 he helped negotiate and close the sale of CAC to IBM.

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

From 1977 through 1987, Mr. Heidecke was a partner of the law firm of Heidecke & Heidecke.  There his primary areas of expertise included general business and commercial law transactions, real estate, acquisitions and mergers, business dispute resolution and litigation.  From 1982 through 1990, he served as Special Assistant Attorney General for the State of Illinois, representing the Illinois Department of Transportation in condemnation proceedings. From 1974 through 1976, he began his career as an Assistant State’s Attorney in DuPage County, Illinois, where he rose to the position of a senior felony trial prosecutor.

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

Executive Compensation

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended, December 31, 2002, 2003 and 2004, and the twelve   month fiscal year ended September 30, 2005.  No executive officers of the Company or its subsidiary, other than those included below, received compensation in excess of $100,000 during the fiscal years ended December 31, 2002, 2003 and 2004, and the twelve-month fiscal year end September 30, 2005. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.  The listed individuals shall be hereinafter referred to as the "Named Officers."

Summary Compensation Table

Annual Compensation	Long-Term Compensation
	Awards	Payouts

Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)
Jeffrey Poll Chief Operating Officer	2005 2004 2003 2002	$120,000 $120,000 $96,792 $120,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Matthew Hutchins President & CEO	2005 2004 2003 2002	$9,000 $12,001 $91,000 $138,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Nicholas Varel President	2005 2004 2003 2002	0 0 $39,232 $115,542	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Director Compensation

Our Executive Chairman of the Board, Raymond Nawara, received the following compensation for the fiscal years ended December 31, 2003, December 31, 2004 and September 30, 2005:  $4,500, $4,500 and $44,000.72, respectively, for his services on the Board of Directors.

As per the resolution of the special meeting of the Board of Directors dated April 5, 2005 Mr. Nawara has a Standard Arrangement to be compensated for his services as a director with a gross monthly salary of $5,000 plus the same health insurance benefits enjoyed by the Company’s employees.  There are no other arrangements with Mr. Nawara for his service as a director.

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

a.

 Security ownership of certain beneficial owners

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class
Common shares	Raymond J. Nawara (1)(2) 14286 Gillis Rd Farmers Branch, TX 75244	16,310,955 Directly and Indirectly	83.05%

(b) Security Ownership of Management (3)

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class
Common shares	Raymond J. Nawara (1)(2) 14286 Gillis Rd Farmers Branch, TX 75244	16,310,955 Directly and Indirectly	83.05%

(1) Raymond J. Nawara directly owns 1,250,000 common shares, 6.36%.  Indirectly Raymond J. Nawara owns 11,916,995 common shares, 60.68% via Uptown Capital Group, 3,000,000 common shares, 15.28% via Nawara Family Trust and 143,960 common shares .73% via Andrea Nawara.

(2) Andrea Nawara, wife of Raymond J. Nawara, is the trustee of the Nawara Family Trust and is solely responsible for the voting of securities owned by the trust.

(3)  No directors and officers other than Mr. Nawara own any shares of our common stock.

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

From July 29, 2002 through September 30, 2005, a shareholder and director of IBT, Mr. Raymond J. Nawara, directly loaned IBT money and personally assumed other IBT debt in the total amount of $2,832,965.97 to fund current operations   which, is included in the line of credit summarized on page F-14, Note 11.

The indebtedness includes Mr. Nawara’s (i) assumption on May 21, 2004 of an outstanding bank loan held by Park Cities Bank of Dallas, Texas with accrued interest in the aggregate amount of $1,018,925, which such assumption included, among other things, the transfer and assignment to Mr. Nawara of the banknote and security interest in IBT’s assets, and (ii) assumption on July 31, 2004 of $500,000 of IBT debt with accrued interest payable to  the Ronn Bailey Living Trust.

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

EXHIBITS

Exhibits Schedule

All exhibits marked with an “*” were filed with the company’s original 10-SB filed on April 19, 2006.

All exhibits marked with an “**” were filed with the company’s 10-SB/A filed on June 13, 2006.

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3*	Amendments to Articles of Incorporation
10*	Agreement for the Exchange of Common Stock
10.1*	Supplemental Agreement for the Exchange of Common Stock
21*	IBroadband, Inc. Subsidiaries
23*	Consent
31	Rule13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1**	Nawara Warrant July 23, 2002
99.2**	Nawara Warrant March 10, 2003
99.3	Special Meeting of the Board of Directors, April 5, 2005

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

/s/Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Odessa, Texas

February 12, 200624

iBroadBand, Inc.

Consolidated Balance Sheets

	December 31, 2003	Restated December 31, 2004	September 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$673	$9,864	$2,623
Accounts receivable, net of allowance for uncollectible
accounts of $11,075, $437 and $8,722 at
December 31, 2003, 2004 and September 30, 2005, respectively	$15,712	$14,823	$465
Inventory, at cost	$ 172,939	$ 73,874	$70,578
Prepaid expenses	$825	$3,150	$2,250

Total current assets	$190,149	$101,711	$75,916

Fixed Assets:
Equipment	$ 1,964,947	$ 1,977,988	$ 1,982,273
Less: accumulated depreciation	(1,717,824)	(1,896,874)	(1,949,333)

Total Fixed Assets	$247,123	$81,114	$32,940

Other Assets:
Deposits	$50,758	$6,634	$3,794

Total Other Assets	$50,758	$6,634	$3,794

Total Assets	$488,030	$189,459	$112,650

The accompanying notes are an integral part of the financial statements.

iBroadBand, Inc.

Consolidated Balance Sheets

(Continued)

	December 31, 2003	Restated December 31, 2004	Restated September 30, 2005
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$527,763	$474,43 6	$483,08 2
Accrued expenses	$ 803,886	$765,866	$956,740
Accrued liabilities-employees	$9,946	$14,950	$9,742
Capital leases payable	$185,472	-	-
Notes payable-
Majority Shareholder	$477,182	$2,463,501	$1,669,367
Others	$1,742,724	$303,799	$453,799
Deferred revenues	$9,603	$15,680	$2,993

Total current liabilities	$ 3,756,576	$4,038,23 2	$3,575,72 3

Commitment and contingencies	-	-	-

Stockholders' Deficit:
Common stock, $0.01 par value; 197,000,000 shares authorized at
December 31, 2003 and 2004; $0.001 par value, 200,000,000 shares authorized at September 30, 2005; 19,411,889, 20,000,000 and
19,638,804 shares issued and outstanding at December 31, 2003 and
2004 and September 30, 2005, respectively	$194,119	$200,000	$19,639
Additional paid-in-capital	$9,271,898	$ 9,536,250	$ 10,766,956
Retained deficit	(12,309,988)	(13,585,023)	(14,249,668)
Deferred compensation	(424,575)	-	-

Total stockholders' deficit	(3,268,546)	(3,848,773)	(3,463,07 3 )
Total liabilities and stockholders' deficit	$488,030	$189,459	$112,650

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Operations

	December 31, 2003	Restated December 31, 2004	Nine Months Ended September 30, 2005

Revenue:
Service revenue	$870,355	$822,038	$459,571
Total revenue	$870,355	$822,038	$459,571

Cost of Revenues:
Cost of services	$328,601	$392,838	$192,464
Gross profit	$541,754	$429,200	$267,107

Expenses:
Salaries and benefits	$ 743,264	$ 652,086	$496,282
Depreciation & amortization	$569,475	$179,049	$52,459
Other expenses	$1,246,732	$759,787	$169,498

Total expenses	$ 2,559,471	$ 1,590,922	$718,239

Net loss before other income (expense)	(2,017,717)	(1,161,722)	(451,132)

Other Income (Expense):
Interest expense	(687,212)	(287,133)	(213,513)
Gain on early debt extinguishment	$58,023	$173,820	-

Net loss before income taxes	(2,646,906)	(1,275,035)	(664,645)
Provision for income taxes	-	-	-

Net loss	(2,646,906)	(1,275,035)	(664,645)

Basic and diluted loss per share	$(0.13)	$(0.06)	$(0.03)

Weighted average common shares outstanding - basic and diluted	19,638,804	19,638,804	19,638,804

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Stockholders' Deficit

Years ended December 31, 2003 and 2004 and Nine Months ended September 30, 2005

Common Stock

Treasury Stock

	Shares Issued	Amount	Shares	Amount	Restated Additional Paid In Capital	Accumulated Deficit	Deferred Compensation	Restated Total Stockholders’ Deficit
Balances at December 31, 2002	12,780,075	$127,801	-	-	$7,706,323	(9,663,802)	-	(1,828,958)
Stock warrants issued for services - unvested December, 2002					$1,236,587		(1,236,587)	-
Deferred Compensation amortization							812,012	812,012
Stock issued for note payable and accrued interest to majority	6,631,814	66,318			$328,988			395,306
Net loss, 2003						(2,646,906)		(2,646,906)
Balance at December 31, 2003	19,411,889	194,119	-	-	$9,271,898	(12,309,988)	(424,575)	(3,268,546)
Stock issued in payment of accrued interest-April, 2004	588,111	5,881			$50,719			56,600
Deferred Compensation forgiven by officers					$213,633			$213,633
Deferred compensation amortization							424,575	424,575
Net loss, 2004						(1,275,035)		(1,275,035)
Balance at December 31, 2004	20,000,000	200,000	-	-	$ 9,536,250	(13,585,023)	-	(3,848,77 3 )
Treasury shares purchased-July, 2005			33,650	(337)				(337)
Stock issued for debt payable to majority shareholder-June, 2005	105,068,186	1,050,682						1,050,682
Balance at September 29, 2005	125,068,186	1,250,682	33,650	(337)	$ 9,536,250	(13,585,023)	-	(2,798,430)
Effect of reverse stock exchange with iBroadband of Texas, Inc.	(105,429,382)	(1,231,043)	(33,650)	337	$1,230,706			-
Net loss, 2005						(664,645)		(664,645)
Balance at September 30, 2005	19,638,804	$19,639	-	$-	$ 10,766,956	$(14,249,668)	$-	$(3,463,07 3 )

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Cash Flows

	December 31, 2003	Restated December 31, 2004	Nine Months Ended September 30, 2005
Cash from operating activities:	$	$	$
Net (Loss)	(2,646,906)	(1,275,035)	(664,645)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation/amortization	569,475	179,049	52,459
Deferred compensation - stock options	812,012	424,575	-
Interest on debt paid in stock	328,988	-	-
Interest on debt paid by majority shareholder	-	-	20,648
Gain on settlement of liabilities	(58,023)	(173,820)	-
Note payable issued for legal services	-	30,000	-
Loss on vehicle retirement	4,027	-	-
Deferred Compensation forgiven by officers		213,631

Change in operating assets and liabilities:
Inventory	61,102	91,461	3,296
Accounts receivable	72,558	889	14,358
Prepaid expenses	1,750	(2,325)	900
Other assets	13,424	501	2,840
Accounts payable	91,221	47,295	8,646
Accrued liabilities	483,828	116,099	190,874
Accrued liabilities – employees	9,946	5,004	(5,208)
Deferred revenues	(1,787)	6,077	(12,687)

Net cash used in operating activities	(258,385)	(336,599)	(388,519)

Cash flows from investing activities:
Purchase of fixed assets	(44,374)	(5,437)	(4,285)
Net cash used in investing activities	(44,374)	(5,437)	(4,285)

Cash flows from financing activities:
Notes payable borrowings	325,755	444,200	385,900
Treasury stock purchase	-	-	(337)
Capital lease payments	(33,638)	(92,973)	-

Net cash provided from financing activities	292,117	351,227	385,563
Increase (decrease) in cash	(10,642)	9,191	(7,241)
Cash balance, beginning of period	11,315	673	9,864

Cash balance, end of period	673	9,864	2,623

Supplemental disclosure:
Cash paid during the year for:
Interest	177,451	39,055	-
Income Taxes	-	-	-
Noncash Investing and Financing Activities
Equipment transferred from inventory	-	7,604	-
Accounts payable converted to note payable	-	(73,194)	-
Accounts receivable settled with inventory receipt	(217,263)	-	-
Accrued expense settled with stock issuance	-	(56,600)	-
Note payable converted from accounts payable	-	73,194	-
Interest on debt paid by majority shareholder	-	-	20,648
Increase in note payble to majority shareholder for interest paid	-	-	(20,648)
Common stock issued for payment of accrued expenses	-	5,881	-
Common stock issued for payment of note payable	(66,318)	-	(1,050,682)
Additional paid-in-capital from stock options issued	(1,236,587)	-	-
Additional paid-in-capital for payment of accrued expenses	-	50,719	-
Inventory obtained in lawsuit settlement	217,263	-	-
Inventory transfers to equipment	-	(7,604)	-
Value of deferred options issued	1,236,587	-	-
Stock issued for note payable	66,318	-	1,050,682
Stock issued for interest payment	-	-	-

The accompanying notes are an integral part of the financial statements.

iBROADBAND, INC.

(Formerly T-Speed Broadband Communications, Inc.)

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

Note: There are no stock based compensation awards for the nine months ended September 30, 2005.

	Years ended December 31,
	2003	2004
Net loss as reported	$ (2,565,302)	$ (1,219,032)
Add: stock-based compensation costs included in reported net loss, net of taxes
	535,928	280,219
Deduct: stock based compensation costs, net of taxes under SFAS 123
	(548,268)	(283,646)

Pro forma net loss	$ (2,577,642)	$ (1,222,459)

Per share information:
Basic, as reported	$ (0.13)	$ (0.05)
Basic, pro forma	$ (0.14)	$ (0.05)
Diluted, as reported	$ (0.13)	$ (0.05)
Diluted, pro forma	$ (0.14)	$ (0.05)

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal years ended December 31:

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Options
	2003	2004
Estimated fair value	$ 1.45	$ 1.61
Expected life (years)	5.00	5.00
Risk free interest rate	4.00%	4.00%
Volatility	0%	0%
Dividend yield	0%	0%

Recent Accounting Pronouncements

The following recent accounting pronouncements are not currently expected to have a material effect on our financial Statements.

 :

•

FASB Statements

•

Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

•

Number 146, Accounting for Costs Associated with Exit or Disposal Activities,

•

Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,

•

Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,

•

Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,

•

Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,

•

and FASB Interpretations:

•

Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

•

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

NOTE 5:  NOTES PAYABLE (CONTINUED)

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

The average interest rate on all short-term borrower’s was 8.07% and 8.61% and 8.48% as of December 31, 2003 and 2004 and September 30, 2005, respectively.

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

NOTE 7: ACCRUED LIABILITIES

The accrued liabilities are comprised of the following at December 31, 2003 and 2004 and September 30, 2005:

	2003	2004	2005
Accrued legal expense	$ 34,800	$ 104,061	$ 102,687
Accrued sales and use tax	181,056	178,508	177,891
Accrued interest	355,207	449,168	642,032
Deferred salaries and wages	157,268	-	-
Vendor accruals	75,195	34,129	34,129
	$ 803,886	$ 765,866	$ 956,740

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

During the years 2003 through 2004 the Company accrued $213,632 in deferred salaries for certain corporate officers. In December of 2004 those same individuals forgave the entire accrued amounts. An entry was recorded in December 2004 to eliminate the accrual as an adjustment against paid-in-capital.

NOTE 12: SUBSEQUENT EVENTS

As of December 30, 2005 the Company issued an additional 11,331 common shares per the September 29, 2005 acquisition agreement with shareholders of the Subsidiary.

NOTE 13: RESTATEMENT

In December 2004 the Company recorded and entry to eliminate deferred salaries that had been accrued during the years ended December 2003 and December 2004. In the initial filing dated April 19, 2006 this adjustment was recorded as a reduction (credit) to Salaries & Wages expense in the amount of $213,633.  This entry has been amended to credit additional-paid-in-capital as of December 31, 2004.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBroadBand, Inc.

(Registrant)

By: /s/  Matthew Hutchins

--------------------------------------

Title:  President/CEO/ Principal Financial Officer and Principal Accounting Officer

June 26, 2006