Form 10QSB
period 2006-03-31
iBroadband, Inc.
filed 2006-06-28
CIK 1358700

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2006.

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

Yes.[ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,650,135 Common Shares, as of  March 31, 2006.

Transitional Small Business Disclosure Format (check one):

Yes.[X]  No[ ]

Part I:  Financial Information

Item 1:  Financial Statements

iBroadBand, Inc.

Consolidated Balance Sheets

(Unaudited)

	Restated Fiscal Year Ended September 30, 2005	Restated Six Months Ended March 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$2,623	$11,487
Accounts receivable, net of allowance for uncollectible accounts of $8,722 and $5,975 at September 30, 2005 and March 31, 2006, respectively	$465	0
Inventory	$70,578	$77,328
Prepaid expenses	$2,250	$5,575

Total current assets	$75,916	$94,390

Fixed Assets:
Property and Equipment	$ 1,982,273	$1,989,603
Less: accumulated depreciation	(1,949,333)	(1,961,690)

Total Fixed Assets	$32,940	$27,913

Other Assets:
Deposits	$3,794	$3,594

Total Other Assets	$3,794	$3,594

Total Assets	$112,650	$125,897

The accompanying notes are an integral part of the financial statements.

iBroadBand, Inc.

Consolidated Balance Sheets (Continued)

(unaudited)

	Restated Fiscal Year Ended September 30, 2005	Restated Six Months Ended March 31, 2006
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$483,082	$493,579
Accrued expenses	$956,740	$1,068,136
Accrued liabilities-employees	$9,742	$9,256
Notes payable-
Majority Shareholder	$1,669,367	$1,963,367
Others	$453,799	$453,799
Deferred revenues	$2,993	$5,856

Total current liabilities	$3,575,723	$3,993,993

Stockholders' Deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized and 19,638,804 and 19,650,135 issued and outstanding at September 30 and December 31, 2005 respectively	$19,639	$19,639
Additional paid-in-capital	$10,766,956	$10,766,956
Retained deficit	(14,249,668)	(14,654,691)
Total stockholders' deficit	(3,463,073)	(3,868,096)
Total liabilities and stockholders' deficit	$112,650	$125,897

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2005	Restated For the Three Months Ended March 31, 2006	For the Six Months Ended March 31, 2005	Restated For the Six Months Ended March 31, 2006
REVENUE:
Service Revenue	$153,663	$180,107	$330,573	$329,090
Total Revenues	$153,663	$180,107	$330,573	$329,090
Costs of Revenues:
Cost of Services	$62,586	$61,606	$134,680	$123,645
Gross Profit	$91,077	$118,501	$195,893	$205,445
Expenses:
Salaries and Benefits	156,022	186,347	302,660	363,224
Depreciation & amortization	24,666	4,787	68,678	12,358
Other Expenses	57,980	78,999	144,979	123,315
Total Expenses	238,668	270,133	516,317	498,897

Net income (loss) before other income (expense)	(147,591)	(151,632)	(320,424)	(293,452)

Other Income (Expense):
Interest Expense	(65,223)	(56,380)	(236,432)	(111,571)
Gain on Early Debt Extinguishment	0	0	16,965	0
Inventory revaluation and adjustment	0	0	(20,648)	0

Net loss before income taxes	(212,814)	(208,012)	(560,539)	(405,023)

Provision for income taxes	0	0	0	0

Net Loss	(212,814)	(208,012)	(560,539)	(405,023)
Basic and dilutted loss per share	(0.01)	(0.01)	(0.02)	(0.02)

Weighted average common shares basic and dilutted	19,638,804	19,650,135	19,638,804	19,644,532

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Restated For the Six Months Ended March 31, 2005	Restated For the Six Months Ended March 31, 2006
Cash from operating activities:
Net (Loss)	(560,539)	(405,023)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization	68,678	12,357
Deferred compensation forgiven by officers	213,632
Change in operating assets and liabilities:
Inventory	45,938	(6,750)
Accounts receivable	6,493	465
Prepaid expenses	(700)	(3,325)
Other assets	44,124	200
Accounts payable	59,484	10,497
Accrued liabilities	(186,731)	111,396
Accrued liabilities - employees	(105)	(486)
Deferred revenues	3,836	2,863

Net cash used in operating activities	(305,890)	(277,806)

Cash flows from investing activities:
Purchase of fixed assets	(21,697)	(7,330)
Treasury stock sale
Capital lease payments	(93,806)

Cash flows from financing activities:
Notes payable borrowings	582,235	294,000

Increase (decrease) in cash	160,842	8,864

Cash balance, beginning of period	(3,721)	2,623
Cash balance, end of period	157,121	11,487

The accompanying notes are an integral part of the financial statements.

iBroadband, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2006

NOTE 1: Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. The 19,638,804 common shares outstanding resulting from the post merger exchange with iBroadband of Texas, Inc. on September 30, 2005, was deemed to be the weighted average number of common shares outstanding for the six months ended March 31, 2005.  The 19,644,532 weighted common shares outstanding for the six months ended March 31, 2006 includes weighting for 11,331 additional shares issued in exchange for iBroadband of Texas, Inc. stock on December 30, 2005.

NOTE 2: Related Party Transactions

During the six months ended March 31, 2006, the Company received additional funds through its line of credit from the majority shareholder in the amount of  $294,000. Total borrowings from the majority shareholder were $1,963,367 at period end.

NOTE 3: Notes Payable

Notes payable increased $294,000 from the previous fiscal year end, all as a result of additional borrowings from the majority shareholder.

NOTE 4: Adjustments

Adjustments were recorded in December of 2004 as a result of the Company’s independent audit. Some of these adjustments affect periods other than the six months ended March 31, 2005. The following listing indicates the approximates amounts related to other periods:

           Interest Expense                                    $  106,241

           Depreciation Expense                            $   16,461

NOTE 5: Restatement

The six months and three months ended March 31, 2006 have been restated to reflect an adjustment to the allowance for bad debt recorded in March 2006 in the amount of $2,207.

Prior to this adjustment the allowance exceeded outstanding accounts receivable by the adjustment amount due to better than expected collections of past due accounts.

Additionally, the balance sheet for the fiscal year ended September 30, 2005 and the statements of cash flow for the six months ended March 31, 2005 have been restated due to the previously described adjustment (Note 13, 10K) for deferred salaries and wages.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

REVENUES:

 Total revenues for the three months ended March 31, 2006 increased by $26,444 as compared to the three months ended March 31, 2005. Internet Service revenues, the Company’s primary source of revenues, decreased by $16,968 due to cancellations exceeding new sales and a lower average monthly price for service. Other revenues, which includes other web services, installation fees, and equipment sales, increased by $43,412 for the comparable periods. The primary reason for this increase is the sale of excess inventory in the amount of $40,000 during the three months ended March 31, 2006 compared to none during the period ended March 31, 2005.

Total revenues for the six months ended March 31, 2006 decreased $1,484 as compared to the six months ended March 31, 2005. Internet Service revenues fell $45,558 as the Company continues to struggle with insufficient capital to fund sales and marketing efforts. This decrease was offset during the comparable periods due the sale of excess inventory described above.

COST OF REVENUES:

Costs of revenues for the quarter ended March 31, 2006 versus the comparable quarter for the previous year were lower by $980. This is mainly due to a slightly lower cost of broadband services during the quarter ended March 31, 2006.

Cost of revenues for the six months ended March 31, 2006 decreased $11,035 as compared to the six months ended March 31, 2005. This is primarily the result of a lower cost of equipment sold due to the acquisition of certain wireless equipment at a significant savings from a bankrupted vendor. This savings accounted for $9,699 of the decrease. Slightly lower costs of broadband services also attributed to the decrease.

SALARIES, BENEFITS AND DEFERRED COMPENSATION:

Salaries and benefits increased $30,325 in the quarter ended March 31, 2006 as compared to the same quarter of 2005. This is due to staff increases resulting in an increase of $20,520 in salaries and wages. Additionally, payroll taxes and benefits rose accordingly along with increased cost of health insurance. This accounted for the remainder of the increase.

Salaries and benefits for the six months ended March 31, 2006 were $60,564 higher than the six months ended March 31, 2005 for the same reasons stated above. Salaries and wages were up $41,846, or 19%, and payroll taxes and benefits were up $18,718, or 24%.

DEPRECIATION AND AMORTIZATION:

Depreciation expense decreased from $24,666 for the quarter ended March 31, 2005 to $4,787 for the quarter ended March 31, 2006. The majority of the Company’s assets was purchased in late 2000 and early 2001 and depreciated over three years. Although most of the assets are still in service, the majority has fully depreciated.  For the same reason, depreciation expense for the six months ended March 31, 2006 is $56,320 less than the comparable period of 2005.

OTHER EXPENSES:

Other expenses include General & Administrative Costs, Facility Costs, Network Operations Expenses and certain other charges. Other expenses for the quarter ended March 31, 2006 were $21,019 more than the same quarter of 2005. A $21,520 drop in legal expenses offset by $45,000 higher audit fees accounts for the majority of the difference.

INTEREST EXPENSE:

Interest expense was $8,843 less in the quarter ended March 31, 2006 as compared to the same quarter of 2005 due to lower notes payable balances.

 Interest expenses for the six months ended March 31, 2006 was $124,861 less than the six months ended March 31, 2005. The Company recorded a $131,425 adjustment to interest expense during the six months ended March 31 2005 for default interest on past due notes with certain vendors and to adjust interest applicable to its notes payable to the majority shareholder.

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

ITEM 3: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006

.

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

Date:  June 27, 2006