Form 10KSB/A
period 2005-09-30
iBroadband, Inc.
filed 2006-07-21
CIK 1358700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A-2

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

IBT’s broadband services work by connecting our customers to the internet wirelessly. Operating in unlicensed frequencies in our identified markets, we first build a point of presence, or POP, which not only connects to the "backbone" of the Internet but also broadcasts the Internet to our hubsites.  It is these hubsites, which form the core distribution network for the city.  Hubsites are usually located on towers or rooftops, 150 to 300 feet high from which we can wirelessly link office buildings.The hub sites are selected for their line-of-sight capacity to deliver wireless signals to other office buildings and prospective commercial customers within the network utilizing the exempt 900mhz, 2.4ghz, and 5ghz bands.  The network is built with transceivers and antenna.  A cable then connects a building’s antenna to its tenants, and they simply plug their computers into an Ethernet port to have a constant high-speed connection to the Internet.

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

Summary Discussion of Liquidity

IBT has incurred operating losses since its inception, including net losses of $1,275,035 for the year ended December 31, 2004, $664,645 for its new fiscal year ended September 30, 2005, and $405, 023 for the six months ended March 31, 2006. Management anticipates losses in the foreseeable future.  As of December 31, 2004, September 30, 2005, and March 31, 2006 IBT had cash and accounts receivable totaling $24,687, $3,088 and $11,487 respectively.

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

Salaries and Benefits:

Salaries and Benefits expenses were reduced from $743,264 in 2003 to $652,086 in 2004. This reduction is due to significant reductions in personnel staffing. Salaries and Benefits for the year 2005 are estimated to reach roughly $673,000 due to staff additions.

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

We Have Historically Lost Money And Expect Our Losses Will Continue In The Future

Since inception, IBT has incurred operating losses.  For the fiscal year ended September 30, 2005, we lost ($664,645).  For the three months ended December 31, 2005, we lost ($217,531).  Our shareholders' deficit at December 31, 2005 was ($3,660,073).  We expect that we will incur operating losses for the foreseeable future. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

Our Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern

Our ability to continue as a going concern is an issue raised as a result of the Company’s $664,645 net  loss in the fiscal year ended September 30, 2005, and its default on covenants and payments on the majority of its debt.  We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to negotiate debt forgiveness or extended payment terms for our debt, generate a profit and obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Controls and Procedures

(a)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report..  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our disclosure controls and procedures are designed at the reasonable assurance level and are effective at that reasonable assurance level.

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

As of April 20, 2006, our directors and executive officers, their age, positions, the date of their initial election or appointment as directors or executive officers, and the length of their terms are as follows:

Name	Age	Position	Term	Period
Matthew Hutchins	50	President/CEO/Director	1 yr	10/2001 -Present
Raymond J. Nawara	56	Executive Chairman/Director	1 yr	08/2000 -Present
Jeffrey Poll	59	EVP/COO	n/a	08/2001 -Present
Robert Trout	34	Chief Technical Officer	n/a	09/2001 -Present
Bruce A. Heidecke	59	Director	1 yr	08/2004 -Present
Kimberley Max	52	VP Marketing	n/a	11/2005 -Present

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

(a) Security ownership of certain beneficial owners

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

Exhibit 99.3 was filed with the company’s 10-SB/A-3 on June 27, 2006.

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

As discussed in Note 13 to the consolidated financial statements, certain errors resulting in an understatement of salaries and additional pad-in capital as of December 31, 2004, were discovered by management of the Company subsequent to the consolidated financial statement issuance.  Accordingly, the amounts reported in the 2004 consolidated financial statements for salaries and additional paid-in capital and in the 2005 consolidated financial statements for retained deficit and additional paid-in capital have been restated to correct the errors.

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

/s/Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Odessa, Texas

February 12, 2006, except for Note 13 which date is June 29, 2006

iBroadBand, Inc.

Consolidated Balance Sheets

	December 31, 2003	Restated December 31, 2004	Restated September 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$673	$9,864	$2,623
Accounts receivable, net of allowance for uncollectible
accounts of $11,075, $437 and $8,722 at
December 31, 2003, 2004 and September 30, 2005, respectively	$15,712	$14,823	$465
Inventory, at cost	$ 172,939	$ 73,874	$70,578
Prepaid expenses	$825	$3,150	$2,250

Total current assets	$190,149	$101,711	$75,916

Fixed Assets:
Equipment	$ 1,964,947	$ 1,977,988	$ 1,982,273
Less: accumulated depreciation	(1,717,824)	(1,896,874)	(1,949,333)

Total Fixed Assets	$247,123	$81,114	$32,940

Other Assets:
Deposits	$50,758	$6,634	$3,794

Total Other Assets	$50,758	$6,634	$3,794

Total Assets	$488,030	$189,459	$112,650

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

Stockholders' Deficit:
Common stock, $0.01 par value; 197,000,000 shares authorized at
December 31, 2003 and 2004; $0.001 par value, 200,000,000 shares authorized at September 30, 2005; 19,411,889, 20,000,000 and
19,638,804 shares issued and outstanding at December 31, 2003 and
2004 and September 30, 2005, respectively	$194,119	$200,000	$19,639
Additional paid-in-capital	$9,271,898	$9,536,248	$10,766,954
Retained deficit	(12,309,988)	(13,585,023)	(14,249,668)
Deferred compensation	(424,575)	-	-

Total stockholders' deficit	(3,268,546)	(3,848,775)	(3,463,075)
Total liabilities and stockholders' deficit	$488,030	$189,459	$112,650

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Operations

	December 31, 2003	Restated December 31, 2004	Nine Months Ended September 30, 2005

Revenue:
Service revenue	$870,355	$822,038	$459,571
Total revenue	$870,355	$822,038	$459,571

Cost of Revenues:
Cost of services	$328,601	$392,838	$192,464
Gross profit	$541,754	$429,200	$267,107

Expenses:
Salaries and benefits	$743,264	$652,086	$496,282
Depreciation & amortization	$569,475	$179,049	$52,459
Other expenses	$1,246,732	$759,787	$169,498

Total expenses	$2,559,471	$1,590,922	$718,239

Net loss before other income (expense)	(2,017,717)	(1,161,722)	(451,132)

Other Income (Expense):
Interest expense	(687,212)	(287,133)	(213,513)
Gain on early debt extinguishment	$58,023	$173,820	-

Net loss before income taxes	(2,646,906)	(1,275,035)	(664,645)
Provision for income taxes	-	-	-

Net loss	(2,646,906)	(1,275,035)	(664,645)

Basic and diluted loss per share	$(0.13)	$(0.06)	$(0.03)

Weighted average common shares outstanding - basic and diluted	19,638,804	19,638,804	19,638,804

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Stockholders' Deficit

Years ended December 31, 2003 and 2004 and Nine Months ended September 30, 2005

Common Stock

Treasury Stock

	Shares Issued	Amount	Shares	Amount	Restated Additional Paid In Capital	Accumulated Deficit	Deferred Compensation	Restated Total Stockholders’ Deficit
Balances at December 31, 2002	12,780,075	$127,801	-	-	$7,706,323	(9,663,082)	-	(1,828,958)
Stock warrants issued for services - unvested December, 2002					$1,236,587		(1,236,587)	-
Deferred Compensation amortization							812,012	812,012
Stock issued for note payable and accrued interest to majority	6,631,814	66,318			$328,988			395,306
Net loss, 2003						(2,646,906)		(2,646,906)
Balance at December 31, 2003	19,411,889	194,119	-	-	$9,271,898	(12,309,988)	(424,575)	(3,268,546)
Stock issued in payment of accrued interest-April, 2004	588,111	5,881			$50,719			56,600
Deferred Compensation forgiven by officers					$213,631			$213,631
Deferred compensation amortization							424,575	424,575
Net loss, 2004						(1,275,035)		(1,275,035)
Balance at December 31, 2004	20,000,000	200,000	-	-	$9,536,248	(13,585,023)	-	(3,848,775)
Treasury shares purchased-July, 2005			33,650	(337)				(337)
Stock issued for debt payable to majority shareholder-June, 2005	105,068,186	1,050,682						1,050,682
Balance at September 29, 2005	125,068,186	1,250,682	33,650	(337)	$9,536,248	(13,585,023)	-	(2,798,430)
Effect of reverse stock exchange with iBroadband of Texas, Inc.	(105,429,382)	(1,231,043)	(33,650)	337	$1,230,706			-
Net loss, 2005						(664,645)		(664,645)
Balance at September 30, 2005	19,638,804	$19,639	-	$-	$10,766,954	$(14,249,668)	$-	$(3,463,075)

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Cash Flows

	December 31, 2003	Restated December 31, 2004	Nine Months Ended September 30, 2005
Cash from operating activities:	$	$	$
Net (Loss)	(2,646,906)	(1,275,035)	(664,645)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation/amortization	569,475	179,049	52,459
Deferred compensation - stock options	812,012	424,575	-
Interest on debt paid in stock	328,988	-	-
Interest on debt paid by majority shareholder	-	-	20,648
Gain on settlement of liabilities	(58,023)	(173,820)	-
Note payable issued for legal services	-	30,000	-
Loss on vehicle retirement	4,027	-	-
Accrued Compensation forgiven by officers		213,631

Change in operating assets and liabilities:
Inventory	61,102	91,461	3,296
Accounts receivable	72,558	889	14,358
Prepaid expenses	1,750	(2,325)	900
Other assets	13,424	501	2,840
Accounts payable	91,221	47,295	8,646
Accrued liabilities	483,828	116,099	190,874
Accrued liabilities – employees	9,946	5,004	(5,208)
Deferred revenues	(1,787)	6,077	(12,687)

Net cash used in operating activities	(258,385)	(336,599)	(388,519)

Cash flows from investing activities:
Purchase of fixed assets	(44,374)	(5,437)	(4,285)
Net cash used in investing activities	(44,374)	(5,437)	(4,285)

Cash flows from financing activities:
Notes payable borrowings	325,755	444,200	385,900
Treasury stock purchase	-	-	(337)
Capital lease payments	(33,638)	(92,973)	-

Net cash provided from financing activities	292,117	351,227	385,563
Increase (decrease) in cash	(10,642)	9,191	(7,241)
Cash balance, beginning of period	11,315	673	9,864

Cash balance, end of period	673	9,864	2,623

Supplemental disclosure:
Cash paid during the year for:
Interest	177,451	39,055	-
Income Taxes	-	-	-
Noncash Investing and Financing Activities
Equipment transferred from inventory	-	7,604	-
Accounts payable converted to note payable	-	(73,194)	-
Accounts receivable settled with inventory receipt	(217,263)	-	-
Accrued expense settled with stock issuance	-	(56,600)	-
Note payable converted from accounts payable	-	73,194	-
Interest on debt paid by majority shareholder	-	-	20,648
Increase in note payble to majority shareholder for interest paid	-	-	(20,648)
Common stock issued for payment of accrued expenses	-	5,881	-
Common stock issued for payment of note payable	(66,318)	-	(1,050,682)
Additional paid-in-capital from stock options issued	(1,236,587)	-	-
Additional paid-in-capital for payment of accrued expenses	-	50,719	-
Inventory obtained in lawsuit settlement	217,263	-	-
Inventory transfers to equipment	-	(7,604)	-
Value of deferred options issued	1,236,587	-	-
Stock issued for note payable	66,318	-	1,050,682
Stock issued for interest payment	-	-	-

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

Note: There are no stock based compensation awards for the nine months ended September 30, 2005.

Years ended December 31,
2003	2004
Net loss as reported	$ (2,646,906)	$ (1,275,035)
Add: stock-based compensation costs included in reported net loss, net of taxes
	535,928	280,219
Deduct: stock based compensation costs, net of taxes under SFAS 123
	(548,268)	(283,646)

Pro forma net loss	$ (2,659,246)	$ (1,278,462)

Per share information:
Basic, as reported	$ (0.13)	$ (0.05)
Basic, pro forma	$ (0.14)	$ (0.05)
Diluted, as reported	$ (0.13)	$ (0.05)
Diluted, pro forma	$ (0.14)	$ (0.05)

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

NOTE 5:  NOTES PAYABLE

The notes payable at December 31, 2003 and 2004 and September 30, 2005 consisted of the following:

	2003	2004	2005
Major Shareholder Note payable to majority shareholder, dated July 1, 2002, bearing interest at 8% per annum, payable upon demand with final payment due no later than June 30, 2006, $7,000,000 maximum.	$477,182	$ 2,463,501	$1,669,367
Others Note payable to shareholder, dated February 28, 2002, bearing interest at 3.0% per annum, payable on September 30, 2003, in default, accruing interest at 18% since of September 30, 2003	$ 36,000	$ 36,000	$ 36,000
Note payable to officer, dated February 13, 2003, bearing interest at 5% per annum, payable on May 20, 2003, in default, accruing interest at 18% since May 20, 2003	22,000	22,000	22,000
Note payable to a trust, dated October 28, 2002, bearing interest at 10% per annum payable on January 28, 2003	500,000	-	-
Note payable to vendor, dated September 14, 2001, bearing no interest, payable monthly with final payment due February 28, 2003, in default, accruing interest at 18% since February 28, 2003	30,425	30,425	30,425
Note payable to vendor, dated August 31, 2001, bearing no interest, payable monthly with final payment due June 30, 2001, in default, accruing interest at 18% since June 30, 2001	22,738	22,738	22,738

NOTE 5:  NOTES PAYABLE (CONTINUED)

	2003	2004	2005
Others-continued Note payable to vendor, dated October 11, 2001, bearing no interest, payable monthly with final payment due December 31, 2002, in default accruing interest at 18% as of December 31, 2004	15,742	15,742	15,742
Note payable to vendor, dated October 11, 2001, default judgment dated January 12, 2004 bearing interest at 6% per annum	68,608	68,608	68,608
Note payable to vendor’s attorney, default judgment dated January 12, 2004 bearing interest at 5% annum	-	30,000	30,000
Note payable to vendor, dated October 30, 2001, bearing no interest payable monthly with final payment due February 28, 2003, in default, as of December 31, 2004	19,445	19,445	19,445
Note payable to vendor, dated October 11, 2001, bearing no interest payable monthly with final payment due December 31, 2002, in default, as of December 31, 2004	2,326	2,326	2,326
Note payable to vendor, dated April 15, 2002, bearing no interest payable monthly with final payment due June 30, 2003, in default, as of December 31, 2004	6,515	6,515	6,515
Note payable to a bank, dated September 11, 2002, bearing interest at 7.5% per annum payable on January 28, 2003	1,018,925	-	-
Note payable, dated February 2, 2004, bearing interest at 5% per annum, payable upon demand with final payment due no later than February 2, 2005	50,000	50,000	-
Note payable, dated March 31, 2005, bearing interest at 8% per annum, payable upon demand 180 days from the loan date	150,000	-	-
Total Others Notes Payable	$ 1,742,724	$ 303,799	$1,669,367

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

	2003	2004	2005
Computed “expected” tax benefit	$899,948	$433,512	$ 225,979
Change in valuation allowance	(899,948)	(433,512)	(225,979)
	$ -	$ -	$ -

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2004 and September 30, 2005 are as follows:

	2003	2004	2005
Deferred tax assets			-
Net operating loss	2,907,688	3,341,200	3,567,179
Valuation allowance	(2,907,688)	(3,341,200)	3,567,179)
Net deferred tax asset	$ −	$ −	$ −

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $225,979 for the nine months ended September 30, 2005 and $899,948 and $433,512 during fiscal years ended December 31, 2003 and 2004, respectively.  Net operating loss carry-forwards aggregate approximately $10,494,000, at September 30, 2005, and expire in the years through 2024. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

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

During the years 2003 through 2004 the Company accrued $213,631 in deferred salaries for certain corporate officers. In December of 2004 those same individuals forgave the entire accrued amounts. An entry was recorded in December 2004 to eliminate the accrual as an adjustment against paid-in-capital.

NOTE 12: SUBSEQUENT EVENTS

As of December 30, 2005 the Company issued an additional 11,331 common shares per the September 29, 2005 acquisition agreement with shareholders of the Subsidiary.

NOTE 13: RESTATEMENT

For the years ended December 31, 2003 and 2004 the Company accrued salaries due certain management employees in the amount of $157,628 and $ 56,003, respectively.  In late 2004, management made the decision to forgo the payment of the $213, 631 of accrued salaries.  Salaries and benefit expense was mistakenly reduced in 2004 by the reversal of the accrual.  The following sets forth the effect of the error adjustments:

Account Description	As Reported	Adjustment	As Restated
2004
Additional paid-in capital	$ 9,322,617	$ 213,631	$ 9,536,248
Retained deficit	13,371,392	213,631	13,585,023
Salaries and benefits	438,455	213,631	652,086
Net loss	1,061,404	213,631	1,275,035
2005
Additional paid-in capital	10,553,323	213,631	10,766,054
Retained deficit	14,036,037	213,631	14,249,668

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBroadBand, Inc.

(Registrant)

By: /s/ Matthew Hutchins

--------------------------------------

Title:  President/CEO/ Principal Financial Officer and Principal Accounting Officer

July 20, 2006