Form 10QSB
period 2006-06-30
iBroadband, Inc.
filed 2006-08-10
CIK 1358700

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2006.

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

Yes.[ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,650,135 Common Shares, as of June 30, 2006.

Transitional Small Business Disclosure Format (check one):

Yes.[X]  No[ ]

Part I:  Financial Information

Item 1:  Financial Statements

iBroadBand, Inc.

Consolidated Balance Sheets

(Unaudited)

	Fiscal Year Ended September 30, 2005	Nine Months Ended June 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$2,623	$3,402
Accounts receivable, net of allowance for uncollectible Accounts of $8,722 and $5,130 at September 30, 2005 and June 30, 2006, respectively	$465	4,028
Inventory	$70,578	$76,256
Prepaid expenses	$2,250	$8,181

Total current assets	$75,916	$91,867

Fixed Assets:
Property and Equipment	$ 1,982,273	$1,992,093
Less: accumulated depreciation	(1,949,333)	(1,966,450)

Total Fixed Assets	$32,940	$25,643

Other Assets:
Deposits	$3,794	$3,594

Total Other Assets	$3,794	$3,594

Total Assets	$112,650	$121,104

The accompanying notes are an integral part of the financial statements.

#

iBroadBand, Inc.

Consolidated Balance Sheets (Continued)

(unaudited)

	Fiscal Year Ended September 30, 2005	Nine Months Ended June 30, 2006
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$483,084	$580,116
Accrued expenses	$956,740	$1,144,842
Accrued liabilities-employees	$9,742	$7,280
Notes payable-
Majority Shareholder	$1,669,367	$2,083,367
Others	$453,799	$453,799
Deferred revenues	$2,993	$3,439

Total current liabilities	$3,575,725	$4,272,843

Stockholders' Deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized and 19,638,804 and 19,650,135 issued and outstanding at September 30 and June 30, 2006 respectively	$19,639	$19,639
Additional paid-in-capital	$10,766,954	$10,766,954
Retained deficit	(14,249,668)	(14,938,332)
Total stockholders' deficit	(3,463,075)	(4,151,739)
Total liabilities and stockholders' deficit	$112,650	$121,104

The accompanying notes are an integral part of the financial statements.

#

iBroadband, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2006	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2006
REVENUE:
Service Revenue	$149,688	$145,026	$480,261	$474,116
Total Revenues	$149,688	$145,026	$480,261	$474,116
Costs of Revenues:
Cost of Services	$61,154	$61,057	$195,834	$184,702
Gross Profit	$88,534	$83,969	$284,427	$289,414
Expenses:
Salaries and Benefits	168,679	177,905	471,339	541,129
Depreciation & amortization	18,484	4,760	87,162	17,118
Other Expenses	97,035	125,472	242,014	248,787
Total Expenses	284,198	308,137	800,515	807,034

Net income (loss) before other income (expense)	(195,664)	(224,168)	(516,088)	(517,620)

Other Income (Expense):
Interest Expense	(72,698)	(59,473)	(309,130)	(171,044)
Gain on Early Debt Extinguishment	0	0	16,965	0
Inventory revaluation and adjustment	0	0	(20,648)	0

Net loss before income taxes	(268,362)	(283,641)	(828,901)	(688,664)

Provision for income taxes	0	0	0	0

Net Loss	(268,362)	(283,641)	(828,901)	(688,664)
Basic and dilutted loss per share	(0.01)	(0.01)	(0.04)	(0.04)

Weighted average common shares basic and dilutted	19,638,804	19,650,135	19,638,804	19,646,400

The accompanying notes are an integral part of the financial statements.

#

iBroadband, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2006
Cash from operating activities:
Net (Loss)	(828,901)	(688,664)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,162	17,117
Deferred compensation forgiven by officers	213,632
Change in operating assets and liabilities:
Inventory	45,837	(5,678)
Accounts receivable	11,919	(3,563)
Prepaid expenses	(400)	(5,931)
Other assets	44,124	200
Accounts payable	(64,156)	97,032
Accrued liabilities	28,661	188,102
Accrued liabilities – employees	4,201	(2,462)
Deferred revenues	(2,245)	446

Net cash used in operating activities	(460,166)	(403,401)

Cash flows from investing activities:
Purchase of fixed assets	(24,809)	(9,820)
Treasury stock sale
Capital lease payments	(93,806)

Cash flows from financing activities:
Notes payable borrowings	582,235	414,000

Increase (decrease) in cash	3,454	779

Cash balance, beginning of period	(3,721)	2,623
Cash balance, end of period	(267)	3,402

The accompanying notes are an integral part of the financial statements.

#

iBroadband, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2006

NOTE 1: Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. The 19,638,804 common shares outstanding resulting from the post merger exchange with iBroadband of Texas, Inc. on September 30, 2005, was deemed to be the weighted average number of common shares outstanding for the nine months ended June 30, 2005.  The 19,646,400 weighted common shares outstanding for the nine months ended June 30, 2006 includes weighting for 11,331 additional shares issued in exchange for iBroadband of Texas, Inc. stock on December 30, 2005.

NOTE 2: Related Party Transactions

During the nine months ended June 30, 2006, the Company received additional funds through its line of credit from the majority shareholder in the amount of  $414,000. Total borrowings from the majority shareholder were $2,083,367 at period end.

In April of 2006, the Uptown Capital Group, Inc. invoiced the Company for $81,188 in consulting fees. The majority shareholder wholly owns Uptown Capital Group, Inc.

NOTE 3: Notes Payable

Notes payable increased $414,000 from the previous fiscal year end, all as a result of additional borrowings from the majority shareholder.

#

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

REVENUES:

Total revenues for the three months ended June 30, 2006 decreased by $4,662 as compared to the three months ended June 30, 2005. Internet Service revenues, the Company’s primary source of revenues, decreased by $9,384 due to cancellations exceeding new sales and a lower average monthly price per customer. Other revenues, which includes other web services, installation fees, and equipment sales, increased by $4,722 for the comparable periods. Higher installation fees and increased web services are the primary reason for the increase.

Total revenues for the nine months ended June 30, 2006 decreased $6,145 as compared to the nine months ended June 30, 2005. Internet Service revenues fell $54,942 as the Company continues to struggle with insufficient capital to fund sales and marketing efforts. This decrease was offset during the comparable periods due sales of excess inventory which totaled $46,000 during the nine months ended June 30, 2006 as compared to $8,125 for the same period of 2005.  All other revenues increased $10,922.

COST OF REVENUES:

Costs of revenues for the quarter ended June 30, 2006 versus the comparable quarter for the previous year were lower by $97. This is attributed to slightly higher roof rents offset by modest savings on costs of broadband service.

Cost of revenues for the nine months ended June 30, 2006 decreased $11,132 as compared to the nine months ended June 30, 2005. This is primarily the result of a lower cost of equipment sold due to the acquisition of certain wireless equipment at a significant savings from a bankrupted vendor. This savings accounted for $7,000 of the decrease. Lower costs of broadband services also attributed to the decrease.

SALARIES, BENEFITS AND DEFERRED COMPENSATION:

Salaries and benefits increased $9,226 in the quarter ended June 30, 2006 as compared to the same quarter of 2005. This is due to staff increases resulting in an increase of $4,224 in salaries and wages. Additionally, payroll taxes and benefits rose accordingly along with increased cost of health insurance. This accounted for the remainder of the increase.

Salaries and benefits for the nine months ended June 30, 2006 were $69,790 higher than the nine months ended June 30, 2005 for the same reasons stated above. Salaries and wages were up $46,072, or 13%, and payroll taxes and benefits were up $23,718, or 20% Increased cost of health insurance accounted for the higher rate of increase in benefits.

DEPRECIATION AND AMORTIZATION:

Depreciation expense decreased from $18,484 for the quarter ended June 30, 2005 to $4,760 for the quarter ended June 30, 2006. The majority of the Company’s assets was purchased in late 2000 and early 2001 and depreciated over three years. Although most of the assets are still in service, the majority has fully depreciated.

For the same reason, depreciation expense for the nine months ended June 30, 2006 is $70,044 less than the comparable period of 2005.

OTHER EXPENSES:

Other expenses include General & Administrative Costs, Facility Costs, Network Operations Expenses and certain other charges. Other expenses for the quarter ended June 30, 2006 were $28,437 more than the same quarter of 2005. This is accounted for by $81,188 in consulting fees related to the merger of iBroadband, Inc. and iBroadband of Texas, Inc., and the subsequent 10SB filing. There were no consulting fees in the comparable quarter of 2005. Conversely, $21,635 less legal expense, $17,808 less audit fees, $7,200 less relocation expenses, and $4,500 less bad debt expense offset the consulting cost. All other costs were less by $1,608.

#

Other expenses for the nine months ended June 30, 2006 were $6,773 more than the same period of 2005. This is accounted for by the $81,188 in consulting fees described above. There were no consulting fees in the comparable period of 2005. Additionally, audit fees were higher by $27,192 and property taxes were up $6,754.  Comparably lower expenses include legal fees, which were down $96,676; bad debt expense, which was $11,007 lower: and relocation expenses, which improved by $7,200. All other costs combined were higher by $6,522.

INTEREST EXPENSE:

Interest expense was $13,225 less in the quarter ended June 30, 2006 as compared to the same quarter of 2005 due to lower notes payable balances resulting from the majority shareholders conversion of notes payable to common stock in July of 2005.

 Interest expenses for the nine months ended June 30, 2006 was $138,086 less than the nine months ended June 30, 2005. The Company recorded an additional interest adjustment of $131,425 in December of 2004 for default interest on past due notes with certain vendors and to adjust interest applicable to its notes payable to the majority shareholder.

Summary Discussion of Liquidity

The Company suffers monthly losses and relies on continuing loans from its majority shareholder in order to pay its current operating expenses.  If the majority shareholder should at any time be unable or unwilling to fund the Company’s monthly losses, the Company would be unable to continue its business.

The majority shareholder’s monthly loans only fund current expenses.  The Company has no cash or cash equivalents to pay its overdue Accounts Payable, Accrued Expenses and outstanding loans.  The largest of the creditors is our majority shareholder, who as of June 30, 2006 is owed $2,083,367.  Currently, none of those creditors, as for example, Hutton Communications, has made any claim or demand for payment.  However, as our certified public accountants have warned, the Company cannot pay its debt without debt forgiveness from creditors.

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

ITEM 3: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006

.

#

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

#

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBroadband, Inc.
(Registrant)

By: /s/ Matthew Hutchins

--------------------------------------

Title:  President/CEO/ Principal Financial Officer and Principal Accounting Officer

Date:  August 8, 2006

#