Form 10KSB
period 2006-09-30
iBroadband, Inc.
filed 2007-01-16
CIK 1358700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes [X] No

State issuer's revenues for its most recent fiscal year:  $622,846

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.); None.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  19,638,804 Common Shares, as of September 30, 2006

Transitional Small Business Disclosure Format (Check one): Yes ____ ; No (X)

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

IBT currently provides high-speed broadband, fixed wireless Internet connectivity in the Dallas/Fort Worth metroplex and Austin, Texas, servicing approximately 250 small and medium enterprise customers in those markets. Using license-exempt radio frequencies and off-the-shelf equipment, IBT can provide its business customers up to 10 Mbps of Internet access starting at $99 each month with installation in less than 48 hours.

On November 9, 2006 the Company acquired from bankruptcy certain assets of Cedar Valley Communications, Inc. in exchange for $1,000,000 in cash and the future issuance of an indeterminate number of the Company’s restricted common shares equal in value to $300,000. Cedar Valley Communications, Inc. is a competitive local exchange carrier based in Athens, Texas, and provides wireline telephone and wireline and wireless data communication services to customers in 3 counties located southeast of the Dallas/Ft. Worth metroplex.

INDUSTRY OVERVIEW

The growth of the Internet and emerging voice and broadband applications has fueled customer demand for high-speed data communications connectivity.  Traditionally, a high-speed service provider would connect a T-1 local loop linking the Internet service provider’s Internet backbone to the target building.  The ISP then provides Internet access over that loop.  Access to this connectivity, however, is far from widespread. The cost of placement of traditional wire-line technologies and other hurdles have prevented expanding those networks to users, particularly small to medium-sized businesses, in areas that have aging and/or underdeveloped broadband infrastructure.

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

IBT’s broadband services work by connecting our customers to the internet predominantly through a wireless connection, but also through a wireline copper loop connection. Operating in unlicensed frequencies in our identified markets, we first build a point of presence, or POP, which not only connects to the "backbone" of the Internet but also broadcasts the Internet to our hubsites.  It is these hubsites, which form the core distribution network for the city.  Hubsites are usually located on towers or rooftops, 150 to 300 feet high from which we can wirelessly link office buildings. The hub sites are selected for their line-of-sight capacity to deliver wireless signals to other office buildings and prospective commercial customers within the network utilizing the exempt 900mhz, 2.4ghz, and 5ghz bands.  The network is built with transceivers and antenna.  A cable then connects a building’s antenna to its tenants, and they simply plug their computers into an Ethernet port to have a constant high-speed connection to the Internet.

Our current services differ from WiMax.  WiMax is an enhanced technology that provides greater range and speed and does not necessarily require line of sight between the customer and the Company’s network distribution radio.

WIMAX TECHNOLOGY

WiMax or worldwide interoperability for microwave access is a terminology used to describe the technology of providing wireless broadband internet service over two way antennas. By connecting antennas in series using line of sight microwave transmission, even greater areas can be connected to a single internet connection. In addition to the broadcast antenna used by the provider, each user also utilizes a two way wireless antenna to receive and broadcast data to and from the central antenna. The user’s antenna hooks directly to either the user’s computer or local area network (LAN).

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

We intend to utilize all available WiMax and WiMax-like technologies depending upon the various markets we enter. WiMax is similar to WiFi in that they both provide wireless access to the network. The primary difference between the two technologies is that WiMax is designed to provide coverage over a broader geographical area than WiFi. We have not acquired the rights to the technology to date. Although we do not have any agreements in place to acquire the technology at this time, we believe that we will not have any issues purchasing the technology when it becomes available.

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

We do not hold the rights to any proprietary WiMax or WiMax-like technology at this time.

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

REGULATION

IBT uses equipment (transceivers and antenna) designed for the ‘Unlicensed National Information Infrastructure’ band (UNII) as defined by 47 CFR 15.407, and ‘Industrial, Scientific and Medical’ (ISM) bands as defined by the Federal Communication Commission.  IBT uses unlicensed spread spectrum frequency in the 2.4 GHz and 5.2 - 5.8 GHz radio bands, which eliminates the need for FCC licensing procedures.  This spectrum, subject to certain U.S. Federal Communications Commission (“FCC”) rules and regulations on unlicensed spectrum, allows IBT to provide coverage in any domestic market.  It also allows IBT to perform wirelessly without the large up-front expense needed to buy licensed spectrum frequencies.

STRATEGY

The Company intends to pursue additional qualified fixed wireless, and in some opportunistic cases, wireline broadband providers in markets throughout the Southwest region and beyond as acquisition candidates.  By consolidating IBT’s operations with those of the acquired companies, management intends to seek to increase market share, improve margins and facilitate unified branding efforts that create brand identification.

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

SUPPLIERS

IBT does not have agreements in place for its equipment, because we purchase off-the-shelf equipment from several national suppliers including CTI, Inc., Hutton Communications, TESSCO, Trango, Motorola and others.  IBT does, however, have agreements in place with internet providers such as Broadwing Communications, Time Warner Communications and IAC Services in order to connect its network to the internet.

EMPLOYEES

At September 30, 2006 the Company employed 10 full-time employees and no part-time employees.

DESCRIPTION OF PROPERTY

At September 30, 2006 IBT’s sole office and warehouse was located at 14286 Gillis Rd, Farmers Branch, TX 75244.  The Company had leased this facility from Hold Lunsford Commercial – Rainier Texas Properties LP for $2,422.85 monthly.  The facility is approximately 3,500 sq. feet.  The lease expired on September 30, 2006.  The Company held the property over for the next 2 months at the same rate. The Company signed a new lease with the lessor effective December 1, 2006 with a lease term of 3 years. The new lease covers the same facility plus an additional 525 square feet that is adjacent to it. The rent for the combined properties is $3,144 monthly.  The Company neither leases nor owns any other property.

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

SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's common stock.  As of September 30, 2006 19,638,804 shares of the Company's common stock would be eligible for sale under Rule 144.

As of September 30, 2006 there were 344 shareholders of record.  No dividends have been declared on the Company’s stock, nor does the Company foresee any dividends being declared in the near future.

As of December 4, 2006 there were a total of 9,078,000 shares of the Company’s common stock subject to outstanding options and warrants to purchase.

 As of December 4, 2006 the Company has agreed to register 4,000,000 shares under the Security Act for sale by security holders.

RECENT SALES OF UNREGISTERED SECURITIES

On December 30, 2005, the Company issued 11,331 shares of common stock to the former shareholders of IBT in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

On November 8, 2006 the Company issued to a lender (i)  two promissory notes in the aggregate principal amount of $5,000,000, and (ii) a warrant to purchase 4,000,000 shares of the Company’s common stock at the exercise price of $0.001 per share. The notes and warrant were issued in reliance of the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

On December 4, 2006 the Company issued a common stock purchase warrant to its majority shareholder, Raymond J. Nawara. The warrant allows the right at any time to purchase up to 2,578,000 shares of the Company’s common stock at $0.001 per share. The warrant was issued in reliance of the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

On December 4, 2006 a total of 2,500,000 incentive stock options were issued to executive officers under the Company’s 2006 Stock Incentive Plan.   The options were fully vested at the time of grant.

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

SUMMARY DISCUSSION OF LIQUIDITY

IBT has incurred operating losses since its inception, including net losses of $1,275,035 for the year ended December 31, 2004, $664,645 for its new fiscal year ended September 30, 2005, and $987,860 for the fiscal year ended September 30, 2006. Management anticipates losses in the foreseeable future.  As of December 31, 2004, September 30, 2005, and September 30, 2006 IBT had cash and accounts receivable totaling $24,687, $3,088 and $7,692 respectively.

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

As of September 30, 2006 the Company lacks sufficient cash and cash equivalents to fund operations for the next 12 months. The Company suffers monthly losses and has insufficient cash or cash equivalents to pay its overdue (as of September 30, 2006) $585,467 in Accounts Payable, $1,186,613 in Accrued Expense & Liabilities and $2,772,666 in outstanding loans.  Currently, none of those creditors, as for example, Hutton Communications, has made any claim or demand for payment.

At September 30, 2006 the Company was engaging in efforts to raise capital from both foreign and domestic sources, but it had no agreements in place for any financing.

On November 7, 2006 the Company entered into a Securities Purchase agreement with a lender pursuant to which the Company issued and sold to the lender two promissory notes. One is a secured term note in the principal amount of $2,500,000 and the other a secured non-convertible term note in an additional principal amount of $2,500,000, and a warrant to purchase up to 4,000,000 shares of the Company’s stock. Each note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal plus 2%, subject to a floor of 10% per annum. The transaction closed on November 8, 2006 and the funds from the secured term note were released to the company. Net proceeds to the Company after payment of fees and expenses were $2,208,500. From the net proceeds, $1,000,000 was used to acquire certain assets of Cedar Valley Communications, Inc., as previously discussed, and $251,015 was used to retire senior secured debt. The remainder of the proceeds of the secured term note will be used for general working capital purposes.

The funds from the secured non-convertible term note were released and deposited into a restricted account to be released to the Company under certain terms and conditions. The company may request all or any portion of the amounts in the restricted account following, or in connection with, the consummation of an acquisition by the Company; however, the release of the funds to the Company must be approved by the lender in its sole discretion.

Currently, the Company has no further agreements in place for financing. The Company can only continue in business within the next 12 months if sufficient capital is raised and/or obtain substantial debt relief from creditors. The Company cannot guarantee that it will be able to raise the necessary capital to continue operations, or if it does raise such capital, that it will be able to operate profitably.

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

As noted by our auditor’s opinion above, the Company is in default of covenants and repayment schedules with most creditors.  The Company’s material capital commitments for the fiscal year 2007 and beyond include, among other things, (as of September 30, 2006) $585,467 in Accounts Payable, $1,772,100 in Accrued Expenses & Liabilities, $2,118,867 in loans outstanding to the majority shareholder, and $653,799 in loans to others.  Additionally, based upon our net loss in the amount of ($987,860) for the 12 months ended September 30, 2006, and assuming a continuation of that amount of loss over the next 12 months, the Company’s capital commitments to fund net losses in the next 12 months alone is estimated at $987,860.  Beyond that, the Company’s material capital commitments would include approximately $987,860 annually to fund future operating losses, assuming no change occurs in the Company’s operating performance to date.  Additionally, the Company would require additional capital of an indeterminable amount in the next 12 months and beyond in order to implement its acquisition and consolidation strategy.

As noted previously, on November 7, 2006 the Company entered into a Securities Purchase agreement with a lender pursuant to which the Company issued and sold to the lender two promissory notes. One is a secured term note in the principal amount of $2,500,000 and the other a secured non-convertible term note in an additional principal amount of $2,500,000, and a warrant to purchase up to 4,000,000 shares of the Company’s stock. Each note has a three year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal plus 2%, subject to a floor of 10% per annum. The transaction closed on November 8, 2006 and the funds from the secured term note were released to the company. Net proceeds to the Company after payment of fees and expenses were $2,208,500. The funds from the secured non-convertible term note were released and deposited into a restricted account to be released to the Company under certain terms and conditions. The company may request all or any portion of the amounts in the restricted account following, or in connection with, the consummation of an acquisition by the Company; however, the release of the funds to the Company must be approved by the lender in its sole discretion.

FINANCIAL STATEMENTS

Revenues:

The Company’s primary source of revenue results from monthly billings for its Internet Connection Service.  Other revenues include fees for installation of the Internet connection, certain other Internet services, routine sales of equipment required for the service connection, and other non-recurring sales. The chart below describes sales by category for the periods from calendar 2004 through the fiscal year of 2006 results.

Category	Year 2004	9 Months 2005	Fiscal Year 2006
Internet Service Revenue	652,918	420,849	521,254
Installation Revenue	13,000	12,004	28,365
Other Web Services	9,827	7,532	12,516
Equipment Sales	4,317	3,915	9,779
Other Non-recurring Rev	141,976	15,271	50,932
Total Revenue	822,038	459,571	622,846

Internet Service Revenue has declined over the three periods as a result of customer cancellations exceeding new customer sales and a reduction in the average price of new sales of its broadband connection. Management feels it could remedy this trend with new capital to upgrade the technology of its existing wireless infrastructure to reduce the cancellation rate and to expand into new markets to increase the rate of new sales.

Other Non-Recurring Revenue is primarily represented by sales of excess inventory of older technology equipment to private network and offshore companies. Future sales of this type will be minimal.

Costs of Revenues:

Costs of Revenues include Broadband Services, Rooftop/Tower Rents, Cost of Equipment Sold and certain other miscellaneous costs. The chart below describes these costs by category over the three periods.

Category	Year 2004	9 Months 2005	Fiscal Year 2006
Broadband Services	144,081	94,285	121,450
Rooftop/Tower Rent	147,456	89,813	121,380
Cost of Equipment Sold	101,195	8,329	25,906
Misc Other Costs	106	37	0
Total Costs of Revenue	392,838	192,464	268,736

Broadband Services represents the purchase of bandwidth from major carriers for resale to customers. The Company rents space on rooftops and towers for placement of its infrastructure links. The reduction in cost from year to year for roof rents is due to renewed lease contracts at a lower monthly rental. Broadband services are lower due to lower demand.

Salaries and Benefits:

Salaries and Benefits expenses have trended higher over the three periods due to the Company’s CEO moving from a part time to full time status and offset to some degree by $157,628 credit taken in 2004 for previously charged deferred compensation forgiven by certain officers.

Depreciation & Amortization:

The majority of the Company’s assets were purchased in late 2000 and early 2001 and most have become fully depreciated during the course of 2004.

Other Expenses:

Other Expenses include General & Administration Cost, Facility Costs, Network Operating Costs and certain other charges. The high expense for 2004 is primarily due to $424,575 recorded for Warrants and Stock Options Expense. In 2006 the Company paid $45,000 for audit fees and $81,000 in consulting fees which were offset by $123,695 and 62,675 lower legal fees than 2004 and 2005 respectively.

Interest Expense:

Interest Expense for the three compared periods has trended lower primarily due to the Company’s major shareholder’s conversion of $1,050,680 of notes payable to common stock in July of 2005.

Gain on Debt Extinguishments:

The Company recorded a gain on the extinguishment of debt in 2004 in the amount of $173,820, as a direct result of negotiated agreements with certain vendors resulting in final settlements at amounts less than total due and payable. There were no such transactions in 2005 or 2006.

Inventory:

Inventory balances are lower primarily due to sales of excess older technology inventory to private network and offshore companies.

Notes Payable:

Notes Payables decreased from $2,767,300 as of December 31, 2004 to $2,123,166 as of September 30, 2005. This is due to additional advances to the Company from its majority shareholder of $256,458 offset by his exchange of $1,050,682 in debt for common stock and from an additional $150,000 borrowed from an individual. Notes Payable increased to $2,772,666 as of September 30, 2006 as a result of $449,500 in additional advances from the majority shareholder and $200,000 in additional borrowings from a bank.

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

We Have Historically Lost Money And Expect Our Losses Will Continue In The Future

Since inception, IBT has incurred operating losses.  For the fiscal year ended September 30, 2005, we lost ($644,645).  For the three months ended December 31, 2005, we lost ($217,531).  Our shareholders' equity at December 31, 2005 was $($3,660,073).  We expect that we will incur operating losses for the foreseeable future. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

Our Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern

Our ability to continue as a going concern is an issue raised as a result of the Company’s $664,645 operating loss in the fiscal year ended September 30, 2005, and its default on covenants and payments on the majority of its debt.  We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to negotiate debt forgiveness or extended payment terms for our debt, generate a profit and obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

FINANCIAL STATEMENTS

The following report and financial statements of the Corporation are contained on the pages indicated.

Independent Auditors' Report	23
Balance Sheet	24-25
Statement of Operations	26
Statements of Changes in Stockholders' Equity	27
Statement of Cash Flows	28-29
Notes to Financial Statements	30

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

As of September 30, 2006 our directors and executive officers, their age, positions, the date of their initial election or appointment as directors or executive officers, and the length of their terms are as follows:

Name	Age	Position	Term	Period
Matthew Hutchins	51	President/CEO/Director	1 yr	10/2001 - Present
Raymond J. Nawara	57	Executive Chairman/Director	1 yr	08/2000 - Present
Jeffrey Poll	60	EVP/COO	n/a	08/2001 - Present
Robert Trout	35	Chief Technical Officer	n/a	09/2001 - Present
Bruce A. Heidecke	60	Director	1 yr	08/2004 - Present

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

From October 1998 until April 2001, Mr. Hutchins served as President & CEO of BroadbandNOW, Inc., a leading provider of high-speed data services to residential consumers in the multi-family and emerging telecommunications industries.  During Mr. Hutchins’ tenure, BroadbandNOW grew from 18 to 200 employees, and its national data communications network spanned 28 major metropolitan markets across the United States.  He also raised $92,000,000 of private equity from such investors as Liberty Media, Microsoft, Lucent Technologies, Nortel Networks and GE Capital.  Prior to serving as President & CEO, he was Vice President of Business Development and Corporate Affairs since joining BroadbandNOW, Inc. in July 1997.

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

Executive Compensation

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended 2003 and 2004, the twelve month period ended September 30, 2005, and the fiscal year ended September 30, 2006.  No executive officers of the Company or its subsidiary, other than those included below, received compensation in excess of $100,000 during the fiscal years ended 2003 and 2004, the twelve-month fiscal year end September 30, 2005, and the fiscal year ended September 30, 2006. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.  The listed individuals shall be hereinafter referred to as the "Named Officers."

Summary Compensation Table

Annual Compensation	Long-Term Compensation
	Awards	Payouts

Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)
Jeffrey Poll Chief Operating Officer	2006 2005 2004	$132,000 $120,000 $120,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Matthew Hutchins President & CEO	2006 2005 2004	$50,075 $9,000 $12,001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Nicholas Varel President	2006 2005 2004	0 0 $39,232	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Director Compensation

Our Executive Chairman of the Board, Raymond Nawara, received the following compensation for the fiscal years ended December 31, 2003, December 31, 2004, September 30, 2005 and September 30, 2006:  $4,500, $4,500, $44,000.72 and  $60,000 respectively, for his services on the Board of Directors.  As per the resolution of the special meeting of the Board of Directors dated April 5, 2005 Mr. Nawara has a Standard Arrangement to be compensated for his services as a director with a gross monthly salary of $5,000 plus the same health insurance benefits enjoyed by the Company’s employees.  There are no other arrangements with Mr. Nawara for his service as a director.

Employment Agreements

The Company is not a party to any employment agreements.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company’s directors and executive officers, and by all of the Company's directors as a group, as of September 30, 2006.

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

The Company has received funds through a line of credit from the majority shareholder of the Company.  These amounts advanced were recorded as a note payable totaling $2,463,501, $1,669,367 and $2,118,867 at December 31, 2004, September 30, 2005 and 2006, respectively. The advances bear a rate of interest of 8%.  Note principal and interest are due on demand, no later than June 30, 2006 or latest extension.  Amounts expensed for interest on this note were $125,530, $146,948 and $156,620 for December 31, 2004, and September 30, 2005 and 2006, respectively.

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

EXHIBITS

All exhibits marked with an “*” were filed with the company’s original 10-SB filed on April 19, 2006.

All exhibits marked with an “**” were filed with the company’s 10-SB/A filed on June 13, 2006.

***Exhibit 99.3 was filed with the company’s 10-SB/A-3 on June 27, 2006.

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3*	Amendments to Articles of Incorporation
10*	Agreement for the Exchange of Common Stock
10.1*	Supplemental Agreement for the Exchange of Common Stock
21*	iBroadband, Inc. Subsidiaries
23*	Consent
31	Rule13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1**	Nawara Warrant July 23, 2002
99.2**	Nawara Warrant March 10, 2003
99.3***	Special Meeting of the Board of Directors, April 5, 2005

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by the Company's independent auditor for services rendered to the Company during the fiscal years ended September 30, 2005 and 2006:

	2005	2006
Audit Fees	$60,000	$35,000*
Audit Related Fees	0.00	0.00
Tax Fees	0.00	0.00
All Other Fees	0.00	0.00

*This fee includes the services rendered by our independent auditor pertaining to the acquisition of certain assets from Cedar Valley Communications, Inc. on November 9, 2006.

The Board pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

LAWRENCE SCHARFMAN & CO., CPA PC Certified Public Accounts

18 E SUNRISE HIGHWAY,#203

FREEPORT, NY11520

TELEPHONE: (516) 771~5900

FACSIMILE: (516 771~2598

9608 HONEY BELL CIRCLE

 BOYNTON BEACH FL, 33437

TELEPHONE:(561) 733~0296

FACSIMILE: (561) 470-0613

Board of Directors & Audit Committee iBroadband, Inc.

14286 Gillis Road

Dallas, Texas 75244

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of iBroadband Inc. and Subsidiaries as of September 30, 2006 and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of management.

Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.

An audit also Includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBroadband Inc. as of September 30, 2006 and the consolidated results of its operations and its cash flows for the year ended September 30, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt.

This raises substantial doubt about the Company's ability to continue as a going concern.  Management’s plans regarding these matters are described in the notes to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lawrence Scharfman & Company, CPA PC

Lawrence Scharfman & Company, CPA PC

Boynton Beach, Florida

January 10, 2007

iBroadBand, Inc.

Consolidated Balance Sheets

	December 31, 2004	September 30, 2005	September 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$9,864	$2,623	$1,175
Accounts receivable, net of allowance for uncollectible accounts of $437, $8,722 and $1,097 at December 31,2004 and September 30, 2005 and 2006, respectively	14,823	465	6,517

Inventory, at cost	73,874	70,578	55,122
Prepaid expenses	3,150	2,250	6,935

Total current assets	101,711	75,916	69,749

Fixed Assets:
Equipment	1,977,988	1,982,273	1,992,093
Less: accumulated depreciation	(1,896,874)	(1,949,333)	(1,970,134)

Total Fixed Assets	81,114	32,940	21,959

Other Assets:
Deposits	6,634	3,794	3,594

Total Other Assets	6,634	3,794	3,594

Total Assets	$189,459	$112,650	$95,302

The accompanying notes are an integral part of the financial statements.

iBroadBand, Inc.

Consolidated Balance Sheets

(Continued)

	December 31, 2004	September 30, 2005	September 30, 2006
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$474,438	$483,082	$585,467
Accrued expenses	765,866	956,740	1,179,757
Accrued liabilities-employees	14,950	9,742	6,856
Capital leases payable	-	-	-
Notes payable-
Majority Shareholder	2,463,501	1,669,367	2,118,867
Others	303,799	453,799	653,799
Deferred revenues	15,680	2,993	1,491

Total current liabilities	4,038,234	3,575,723	4,546,237

Commitment and contingencies	-	-	-

Stockholders' Deficit:
Common stock, $0.01 par value; 197,000,000 shares authorized at December 31, 2004; $0.001 par value, 200,000,000 shares authorized at September 30, 2005 and 2006; 20,000,000, 19,638,804 and 19,638,804 shares issued and outstanding at December 31, 2004 and September 30, 2005 2006 respectively	200,000	19,639	19,639

Additional paid-in-capital	9,536,248	10,766,956	10,766,956
Retained deficit	(13,585,023)	(14,249,668)	(15,237,530)
Deferred compensation	-	-	-

Total stockholders' deficit	(3,848,775)	(3,463,073)	(4,450,935)
Total liabilities and stockholders' deficit	$189,459	$112,650	$95,302

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2004	Nine Months Ended September 30, 2005	Fiscal Year Ended September 30, 2006

Revenue:
Service revenue	$822,038	$459,571	$622,846
Total revenue	822,038	459,571	622,846

Cost of Revenues:
Cost of services	392,838	192,464	268,736
Gross profit	429,200	267,107	354,110

Expenses:
Salaries and benefits	652,086	496,282	765,693
Depreciation & amortization	179,049	52,459	20,802
Other expenses	759,787	169,498	319,348

Total expenses	1,590,922	718,239	1,105,843

Net loss before other income (expense)	(1,161,722)	(451,132)	(751,733)

Other Income (Expense):
Interest expense	(287,133)	(213,513)	(236,127)
Gain on early debt extinguishment	173,820	-	-

Net loss before income taxes	(1,275,035)	(664,645)	(987,860)
Provision for income taxes	-	-	-

Net loss	(1,275,035)	(664,645)	(987,860)

Basic and diluted loss per share	$(0.06)	$(0.03)	$(0.05)

Weighted average common shares outstanding - basic and diluted	19,638,804	19,638,804	19,638,804

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Stockholders' Deficit

Years ended December 31, 2005 and Nine Months ended September 30, 2005

And Fiscal Year Ended September 30, 2006

Common Stock

Treasury Stock

	Shares Issued	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Deficit
Balance at December 31, 2003	19,411,889	$194,119	-	-	$9,271,898	$(12,309,988)	$(424,575)	$(3,268,546)

Stock issued in payment of accrued interest-April, 2004	588,111	5,881			50,719			56,600

Deferred compensation forgiven by officers					213,631			213,631
Deferred compensation amortization							424,575	424,575
Net loss, Fiscal Year 2004						(1,275,035)		(1,275,035)

Balance at December 31, 2004	20,000,000	200,000	-	-	9,536,248	(13,585,023)	-	(3,848,775)

Treasury shares purchased-July, 2005			33,650	(337)				(337)

Stock issued for debt payable to majority shareholder-June, 2005	105,068,186	1,050,682						1,050,682
Balance at September 29, 2005	125,068,186	1,250,682	33,650	(337)	9,536,248	(13,585,023)	-	(2,798,430)

Effect of reverse stock exchange with iBroadband of Texas, Inc.	(105,429,382)	(1,231,043)	(33,650)	337	1,230,706			-

Net loss, Fiscal Year 2005						(664,645)		(664,645)
Balance at September 30, 2005	19,638,804	19,639	-	-	10,766,954	(14,249,668)	-	(3,463,075)

Net loss, Fiscal Year 2006						(987,860)		(987,860)

Balance at September 30, 2006	$19,638,804	$19,639	$ -	$ -	$10,766,956	$(15,237,528)	$ -	$(4,450,935)

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2004	Nine Months Ended September 30, 2005	Fiscal Year End September 30, 2006
Cash from operating activities:
Net (Loss)	$(1,275,035)	$(664,645)	$ (987,860)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization	179,049	52,459	20,802
Deferred compensation - stock options	424,575	-	-
Interest on debt paid in stock	-	-	-
Interest on debt paid by majority shareholder	-	20,648	-
Gain on settlement of liabilities	(173,820)	-	-
Note payable issued for legal services	30,000	-	-
Loss on vehicle retirement	-	-	-
Deferred compensation forgiven by officers	213,631	-	-

Change in operating assets and liabilities:
Inventory	91,461	3,296	15,455
Accounts receivable	889	14,358	(6,052)
Prepaid expenses	(2,325)	900	(4,685)
Other assets	501	2,840	200
Accounts payable	47,295	8,646	102,383
Accrued liabilities	116,099	190,874	223,017
Accrued liabilities - employees	5,004	(5,208)	(2,886)
Deferred revenues	6,077	(12,687)	(1,502)

Net cash used in operating activities	(336,599)	(388,519)	(641,128)

Cash flows from investing activities:
Purchase of fixed assets	(5,437)	(4,285)	(9,820)
Net cash used in investing activities	(5,437)	(4,285)	(9,820)

Cash flows from financing activities:
Notes payable borrowings	444,200	385,900	649,500
Treasury stock purchase	-	(337)	-
Capital lease payments	(92,973)	-	-

Net cash provided from financing activities	351,227	385,563	649,500
Increase (decrease) in cash	9,191	(7,241)	(1,448)
Cash balance, beginning of period	673	9,864	2,623

Cash balance, end of period	$9,864	$2,623	$1,175

Supplemental disclosure:
Cash paid during the year for:
Interest	177,451	39,055	-
Income Taxes	-	-	-
Non-cash Investing and Financing Activities:
Equipment transferred from inventory	-	7,604	-
Accounts payable converted to note payable	-	(73,194)	-
Accounts receivable settled with inventory receipt	(217,263)	-	-
Accrued expense settled with stock issuance		(56,600)	-
Note payable converted from accounts payable	-	73,194	-
Interest on debt paid by majority shareholder	-	-	20,648
Increase in note payable to majority shareholder for interest paid	-	-	(20,648)
Common stock issued for payment of accrued expenses	-	5,881	-
Common stock issued for payment of note payable	(66,318)	-	(1,050,682)
Additional paid-in-capital from stock options issued	(1,236,587)	-	-
Additional paid-in-capital for payment of accrued expenses	-	50,719	-
Inventory obtained in lawsuit settlement	217,263	-	-
Inventory transfers to equipment	-	(7,604)	-
Value of deferred options issued	1,236,587	-	-
Stock issued for note payable	66,318	-	1,050,682
Stock issued for interest payment	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

iBROADBAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 and

SEPTEMBER 30, 2005 and 2006

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

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable result from the sale of the Company’s services and are reported at anticipated realizable value. Accounts receivable are considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be reserved or charged against the allowance for the uncollectible accounts receivable.  The bad debt provision is based on an evaluation of each customer account at each balance sheet date.  The following is a summary of the allowance for uncollectible accounts receivable activity for the years ended December 31, 2004, September 30, 2005 and September 30, 2006.

	2004	2005	2006
Beginning Balance	$ 11,075	$ 437	$ 8,722
Bad debt provision	12,700	14,500	5,500
Charge-offs	(23,338)	(6,215)	(13,125)
Ending Balance	$ 437	$ 8,722	$ 1,097

Inventory

Inventory, consisting primarily of access point and subscriber unit equipment and antennas, are stated at the lower of cost or market, with cost determined by use of the average cost method.

Equipment

Equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred.  Expenditures, which extend the physical or economic life of the assets, are capitalized and depreciated.  Depreciation is provided using the straight-line method over the estimated useful lives, a three-year period for automobiles and equipment.

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

Income taxes

The Company accounts for income taxes under a method, which requires a Company to, recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes-continued

financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the respective periods. The 19,638,804 common shares outstanding at September 30, 2005, was deemed to be the weighted average number of common shares outstanding for the years then ended December 31, 2004 and the years ended September 30, 2005 and 2006.  There were no common stock equivalents or other items to adjust the numerator or denominator of the computations.

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

Note: There are no stock based compensation awards for the years ended September 30, 2005 and 2006.

Year ended December 31,
2004
Net loss as reported	$ (1,219,032)
Add: stock-based compensation costs included in reported net loss, net of taxes
280,219
Deduct: stock based compensation costs, net of taxes under SFAS 123
(283,646)

Pro forma net loss	$ (1,222,459)

Per share information:
Basic, as reported	$ (0.05)
Basic, pro forma	$ (0.05)
Diluted, as reported	$ (0.05)
Diluted, pro forma	$ (0.05)

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal year ended December 31:

Options
2004
Estimated fair value	$ 1.61
Expected life (years)	5.00
Risk free interest rate	4.00%
Volatility	0%
Dividend yield	0%

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

NOTE 2: STOCKHOLDERS’ EQUITY

On September 30, 2005, the Company issued to the shareholders of iBroadband of Texas, Inc. 17,638,804 shares of the Company’s common stock.  As of September 30, 2006, there were no stock options, warrants or other stock rights outstanding.

At September 30, 2006, the majority shareholder, Mr. Ray Nawara, owned 83.1% of the 19,638,804 common shares issued and outstanding.

NOTE 3: GOING CONCERN

The Company is in default of covenants and repayment schedules with most creditors.  The financial statements have been prepared on the basis that the Company will continue as a “going concern”. Without any debt forgiveness from creditors, the Company cannot pay its debts.  The Management of the Company does not believe that any material adjustments to the values of assets or liabilities would be necessary to reflect the “liquidation basis”.

The Management is of the opinion that the Company can become a going concern again in the future but hinges this opinion on the willingness of the creditors to grant debt forgiveness.  It could also become a going concern by incorporating other business activities into the Company.  There is no current intention to place the Company into liquidation.

NOTE 4: EQUIPMENT

Equipment consisted of the following:

	December 31, 2004	September 30, 2005	September 30, 2006
Auto and transportation equipment	$ 41,731	$ 41,731	$ 41,731
Machinery and equipment	1,936,257	1,940,542	1,950,362
Total Equipment	1,977,988	1,982,273	1,992,033
Less: Accumulated depreciation	(1,896,874)	(1,949,333)	(1,970,134)
Net Equipment	$ 81,114	$ 32,940	$ 21,959

Depreciation expense was $179,049, $52,459 and $20,802 for the year ended December 31, 2004 and the fiscal periods ended September 30, 2005 and 2006, respectively. Certain of the above the vehicles and equipment are pledged as collateral for various loans.

NOTE 5:  NOTES PAYABLE

The notes payable at December 31, 2004  and September 30, 2005 and 2006 consisted of the following:

 2004

2005

2006

Major Shareholder

Note payable to majority shareholder, dated July 1, 2002,

 bearing interest at 8% per annum, payable upon demand with final payment due no later than June 30, 2006, $7,000,000 maximum.

$   2,463,501      $  1,669,367    $2,118,867

Others

Note payable to shareholder, dated February 28, 2002, bearing interest at 3.0% per annum, payable on September 30, 2003, in default, accruing interest at 18% since of September 30, 2003

36,000                      36,000             36,000

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

      2004

            2005

     2006

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

 Note payable to a bank, dated July 21, 2006, bearing interest at 9.5%

 per annum payable on November 15, 2006.

  -                     -              200,000

Note payable, dated February 2, 2004, bearing interest at 5% per annum, payable upon demand with final payment due no later than

   February 2, 2005

50,000             50,000               50,000

Note payable, dated March 31, 2005, bearing interest at 8% per annum, payable upon demand 180 days from the loan date

 -               150,000           150,000

     _________         _________    _________

 Total Other Notes Payable

   $   303,799        $   453,799     $653.799

NOTE 6: MINORITY INTEREST

Of the 18,000,000 shares authorized to be used to acquire iBroadband of Texas, Inc. (the “Subsidiary”) 361,956 shares remain unissued at September 30, 2005.  These shares representing two percent (2%) ownership in the Subsidiary represent the minority interest in the Subsidiary.  No minority interest is reflected in the accompanying consolidated financial statements due to the significant losses incurred.

NOTE 7: ACCRUED LIABILITIES

The accrued liabilities are comprised of the following at December 31, 2004 20 and September 30, 2005 and 2006:

	2004	2005	2006
Accrued legal expense	$ 104,061	$ 102,687	$ 102,687
Accrued sales and use tax	178,508	177,891	177,135
Accrued interest	449,168	642,032	803,055
Deferred salaries and wages	-	-	49,960
Vendor accruals	34,129	34,129	53,775
	$ 765,866	$ 956,740	$ 1,186,613

NOTE 8: INCOME TAXES

There was no current income tax expense during the years ended  2004 and  the fiscal years ended September 30, 2005 and 2006, due to the Company’s operating losses.  The Company’s tax benefit differs from the “expected” tax benefit for the years ended December 31,  2004 and the fiscal years ended September 30, 2005 and 2006, (computed by applying the Federal Corporate tax rate of 34% to losses before taxes), as follows:

2004

2005

2006

Computed “expected” tax benefit

$

433,512

$  225.979

$ 328,965

Change in valuation allowance

(433,512)

(225,979)

 (328,965)

$              -

$             -

$             -

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and September 30, 2005 and 2006 are as follows:

	2004	2005	2006
Deferred tax assets
Net operating loss	3,341,200	3,567,179	3,896,144
Valuation allowance	(3,341,200)	(3,567,179)	(3,896,144)
Net deferred tax asset	$ −	$ −	$ −

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $328,965 for the fiscal year ended September 30, 2006.  Net operating loss carry-forwards aggregate approximately $10,374,000, at September 30, 2006, and expire in the years through 2024. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, all capital lease obligations had been settled with the creditors and no future payments were due.

The Company occupies leased office space in Dallas, Texas.  The future minimum lease payments at September 30, 2006 were as follows:

Fiscal Year	Amount
2007	$31,067
2008	$31,829
2009	$31,829
$94,725

Total rent and lease expenses paid by the Company for the years ended December 31, 2004 and the fiscal periods ended September 30, 2005 and 2006 were approximately $36,776, $21,744 and $30,282 respectively.

NOTE 10: LITIGATION

From time to time the Company becomes the subject of proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance, but management does not expect any material adverse financial effect.

NOTE 11: RELATED PARTY TRANSACTIONS

The Company has received funds through a line of credit from the majority shareholder of the Company.  These amounts advanced were recorded as a note payable totaling $2,463,501, $1,669,367 and $2,118,867 at December 31, 2004, September 30, 2005 and 2006, respectively. The advances bear a rate of interest of 8%.  Note principal and interest are due on demand, no later than June 30, 2006 or latest extension.  Amounts expensed for interest on this note were $125,530, $146,948 and $156,620 for December 31, 2004, and September 30, 2005 and 2006, respectively.

During the years 2003 through 2004 the Company accrued $213,632 in deferred salaries for certain corporate officers. In December of 2004 those same individuals forgave the entire accrued amounts. An entry was recorded in December 2004 to eliminate the accrual as an adjustment against paid-in-capital.

NOTE 12: SUBSEQUENT EVENTS

On November 7, 2006 the Company entered into a Securities Purchase agreement with a lender pursuant to which the Company issued and sold to the lender two promissory notes. One is a secured term note in the principal amount of $2,500,000 and the other a secured non-convertible term note in an additional principal amount of $2,500,000, and a warrant to purchase up to 4,000,000 shares of the Company’s stock. Each note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal plus 2%, subject to a floor of 10% per annum. The transaction closed on November 8, 2006 and the funds from the secured term note were released to the company. Net proceeds to the Company after payment of fees and expenses were $2,208,500.

On November 9, 2006 the Company acquired certain assets of Cedar Valley Communications, Inc. out of bankruptcy, paying the seller $1,000,000 out of the net proceeds of the above described financing. As additional consideration for the acquisition, the Company has promised to issue the seller at a future date an indeterminate number of its restricted common shares equal in value to $300,000. Cedar Valley Communications, Inc. is a competitive local exchange carrier based in Athens, Texas.

Additionally, the Company used $251,015 of the proceeds to retire senior secured debt. The remainder of the proceeds of the secured term note will be used for general working capital purposes.

The funds from the secured non-convertible term note were released and deposited into a restricted account to be released to the Company under certain terms and conditions. The company may request all or any portion of the amounts in the restricted account following, or in connection with, the consummation of an acquisition by the Company.

On December 4, 2006 the Company issued a common stock purchase warrant to its majority shareholder, Raymond J. Nawara. The warrant allows the right at any time to purchase up to 2,578,000 shares of the Company’s common stock at $0.001 per share.

In November 2006 the Company adopted a Stock Incentive Plan for officers, directors, employees, consultants and other individuals who may perform services for the Company. The total number of shares which may be delivered pursuant to awards granted under the plan through the fiscal year ending September 30, 2007 shall not exceed 5,000,00 shares. Each year thereafter awards shall not exceed ten percent (10%) of the issued and outstanding shares of common stock as of the last day of the preceding fiscal year.

Pursuant to the above Stock Incentive Plan the Company issued awards on December 4, 2006 to two of its officers.

Executive Vice-president and General Counsel Bruce A. Heidecke was awarded an option to purchase 500,000 shares of common stock at two cents ($0.02) per share. Chief Executive Officer Matthew Hutchins was awarded an option to purchase 2,000,000 shares of common stock at two cents ($0.02) per share. These options are fully vested on the date of grant and expire on (a) December 3, 2016, (b) three months after termination from the Company or (c) one year after death.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBroadBand, Inc.

(Registrant)

By: /s/ Matthew Hutchins

--------------------------------------

Title:  President/CEO

January 16, 2007