Form 10QSB
period 2006-12-31
iBroadband, Inc.
filed 2007-02-15
CIK 1358700

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  December 31, 2006.

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

Yes.[X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes.[ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,650,135 Common Shares, as of December 31, 2006.

Transitional Small Business Disclosure Format:

Yes.[  ]  No[ X ]

#

#

Part I:  Financial Information

Item 1:  Financial Statements

iBroadBand, Inc.

Consolidated Balance Sheets

(Unaudited)

	Fiscal Year Ended September 30, 2006	Three Months Ended December 31, 2006
ASSETS
Current Assets
Cash and equivalents	$1,175	$391,276
Restricted Cash		2,520,044
Accounts receivable, net of allowance for uncollectible accounts of $1,097 and $3,205, at September 30, 2006 and December 31, 2006, respectively	6,517	109,628
Inventory	55,122	125,469
Prepaid expenses	6,935	3,150

Total current assets	69,749	3,149,567

Fixed Assets:
Property and Equipment	1,992,093	3,225,682
Less: accumulated depreciation	(1,970,134)	(2,010,539)
Total Fixed Assets	21,959	1,215,143

Other Assets:
Deposits	3,594	175,943
Total Other Assets	3,594	175,943

Total Assets	$95,302	$4,540,653

The accompanying notes are an integral part of the financial statements.

#

iBroadBand, Inc.

Consolidated Balance Sheets (Continued)

(unaudited)

	Fiscal Year Ended September 30, 2006	Three Months Ended December 31, 2006
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$585,467	$560,042
Accrued expenses	1,179,485	1,377,718
Accrued liabilities-employees	7,218	0
Notes payable-
Majority Shareholder	2,118,867	2,136,867
Others	653,799	5,281,799
Deferred revenues	1,491	4,799
Total liabilities	4,546,237	9,361,225

Stockholders' Deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,650,135 and 19,650,135 issued and outstanding at September 30 and December 31, 2006 respectively	19,650	19,650
Additional paid-in-capital	10,766,945	11,067,045
Retained deficit	(15,237,530)	(15,907,267)
Total stockholders' deficit	(4,450,935)	(4,820,572)
Total liabilities and stockholders' deficit	95,302	4,540,653

The accompanying notes are an integral part of the financial statements.

#

iBroadband, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended December 31, 2005	For the Three Months Ended December 31, 2006
REVENUE:
Revenue	$148,984	$483,721
Total Revenues	$148,984	$483,721
Costs of Revenues:
Cost of Services	$62,038	$278,976
Gross Profit	$86,946	$204,745
Expenses:
Salaries and Benefits	176,878	302,386
Depreciation & amortization	7,572	40,405
Other Expenses	44,316	420,693
Total Expenses	228,766	763,484

Net income (loss) before other income (expense)	(141,820)	(558,739)

Other Income (Expense):
Interest Expense	(55,191)	(131,961)
Interest Income	0	20,963

Net loss before income taxes	(197,011)	(669,737)

Provision for income taxes	0	0

Net Loss	(197,011)	(669,737)
Basic and dilutted loss per share	(0.01)	(0.03)

Weighted average common shares basic and dilutted	19,650,135	19,650,135

The accompanying notes are an integral part of the financial statements.

#

iBroadband, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Three Months Ended December 31, 2005	For the Three Months Ended December31, 2006
Cash from operating activities:
Net (Loss)	(197,011)	(669,737)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization	7,571	40,405
Capitalization of subsidiary		100
Change in operating assets and liabilities:
Inventory	292	(70,347)
Accounts receivable	(729)	(103,111)
Prepaid expenses	(900)	3,785
Other assets	200	(172,349)
Accounts payable	5,145	(25,425)
Accrued liabilities	55,277	198,233
Accrued liabilities - employees	704	(7,128)
Deferred revenues	2,290	3,308

Net cash used in operating activities	(127,161)	(802,266)

Cash flows from investing activities:
Purchase of fixed assets	(3,958)	(1,233,589)
Treasury stock sale	337
Common stock pledged in acquisition of subsidiary		300,000

Cash flows from financing activities:
Repayment of notes payable		(422,000)
Notes payable borrowings	135,000	5,068,000

Increase (decrease) in cash	4,218	2,910,145

Cash balance, beginning of period	2,623	1,175
Cash balance, end of period	6,841	2,911,320

The accompanying notes are an integral part of the financial statements.

#

iBroadband, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006

NOTE 1: Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. The 19,650,135 common shares outstanding resulting from the post merger exchange with iBroadband of Texas, Inc. were issued and outstanding during the entire financial periods in this report.

The company has issued warrants to purchase its common stock totaling 6,578,000 shares during the quarter ended December 31, 2006 as described in Note 3 below. Additionally, during the same period, 2,500,000 options were granted to certain officers as described in Note 2 below. However, since the Company’s stock is not yet trading and a market price is not yet determined, these potential shares are not included as part of a fully diluted earnings per share calculation under the assumption that the holders of these instruments would have no reason to convert them to common stock at this time.

The Company has also pledged $300,000 worth of common stock as part of the acquisition of iBroadband Networks, Inc. with the number of shares issued to be based on the opening market price when trading commences. Since the number of shares cannot yet be determined, these potential shares are also not included as part of a diluted earnings per share calculation.

NOTE 2: Stock Options

In November 2006 the Company adopted a Stock Incentive Plan for officers, directors, employees, consultants and other individuals who may perform services for the Company. The total number of shares which may be delivered pursuant to awards granted under the plan through the fiscal year ending September 30, 2007 shall not exceed 5,000,000 shares. Each year thereafter, awards shall not exceed 10 percent (10%) of the issued and outstanding shares of common stock as of the last day of the preceding fiscal year.

Pursuant to the Stock Incentive Plan the Company issued awards on December 4, 2006 to two of its officers. Executive Vice-president and General Counsel Bruce A. Heidecke was awarded an option to purchase 500,000 shares of common stock at two cents ($0.02) per share. Chief Executive Officer Matthew Hutchins was awarded an option to purchase 2,000,000 shares of common stock at two cents ($0.02) per share. These options are fully vested on the date of grant and expire on (a) December 3, 2016, (b) three months after termination from the Company or (c) one year after death.

Note 3: Warrants

On November 7, 2006, in connection with a Securities Purchase agreement with a lender as described earlier in this report, the Company issued to the lender a warrant to purchase 4,000,000 shares of the Company’s common stock at its par value of $0.001 per share. There is no vesting period and the warrants do not expire.

On December 4, 2006 the Company issued to its majority shareholder, Raymond J. Nawara, a warrant to purchase up to 2,578,000 of the Company’s common stock at its par value of $0.001 per share. There is no vesting period and the warrants do not expire.

NOTE 4: Related Party Transactions

During the three months ended December 31, 2006, the Company received additional funds through its line of credit from the majority shareholder in the amount of $18,000. Also, the company made interest payments to the majority shareholder in the quarter totaling $25,762. Total borrowings from the majority shareholder were $2,136,867 at period end.

In November 2006, the company repaid an outstanding note from its Executive Vice President and Chief Operating Officer in the amount of $22,000.

NOTE 5: Restricted Cash

The funds from the secured non-convertible term note previously described in this report were deposited into a restricted account to be released to the Company under certain terms and conditions. The Company may request all or any portion of the amounts in the restricted account following, or in connection with, the consummation of an acquisition by the company; however, the release of the funds must be approved by the lender in its sole discretion.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Overview

iBroadband, Inc. (the “Company”) (formerly Transcontinental Trading Center, Inc.) was incorporated on January 21, 1997 under the laws of the State of Nevada. It was incorporated to develop and engage in broadband and related business and searched for a viable entity with which to merge and/or acquire.  Until September 29, 2005, it conducted no business and had no operating history.

On September 29, 2005, the Company was acquired in a reverse merger by the shareholders of iBroadband of Texas, Inc., a Delaware corporation (“IBT”) (formerly T-Speed Broadband Communications, Inc.), and the IBT directors and executive officers replaced those of the Company’s. The Company became a holding company, and from that date until November 9, 2006, IBT was its sole operating subsidiary. IBT had been incorporated on February 1, 2000 to provide high-speed broadband, fixed wireless Internet access to small and midsized businesses in the Southwest. Currently, IBT provides high-speed broadband, fixed wireless Internet connectivity in the Dallas/Fort Worth metroplex and Austin, Texas. As of December 31, 2006, IBT was servicing approximately 240 small and medium enterprise customers in those markets. Using license-exempt radio frequencies and off-the-shelf equipment, IBT can provide its business customers up to 10 Mbps of Internet access starting at $99 each month with installation in less than 48 hours.

On November 9, 2006 the Company, through its newly formed subsidiary, iBroadband Networks, Inc., a Texas corporation (“IBN”), acquired from bankruptcy certain assets and the continuing business of Cedar Valley Communications, Inc., a competitive local exchange carrier based in Athens, Texas. Since this acquisition, the IBN subsidiary has provided wireline telephone and wireline and wireless data communication services to approximately 2,800 customers in 3 counties located southeast of the Dallas/Ft. Worth metroplex.

The Company’s strategy envisions acquiring additional qualified fixed wireless, and in some opportunistic cases, wireline broadband providers in markets throughout the Southwest region and beyond.

Summary Discussion of Liquidity

The IBT subsidiary has incurred operating losses since its inception. On a consolidated basis, the Company had net losses of $987,860 for the fiscal year ended September 30, 2006 and $669,737 for the 3 months ended December 31, 2006. Management anticipates losses in the foreseeable future.  As of September 30, 2006 and December 31, 2006, the Company had unrestricted cash and accounts receivable totaling $7,692 and $500,904, respectively.

The Company’s independent certified public accountants have stated in their report for the fiscal year ended September 30, 2006 that:

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

Since  its inception, IBT had funded its cash requirements through; (i) operating revenues, (ii) sales of its common stock pursuant to offerings in accordance with SEC Regulation D, Rule 506, (iii) a bank loan, (iv) loans from unaffiliated individuals, and (v) since July 29, 2002, on-going loans by a shareholder/director.  Following the reverse merger on September 29, 2005, the shareholder/director continued to advance the Company funds that were necessary for its continuation in business.

On November 7, 2006 the Company entered into a Securities Purchase agreement with a lender pursuant to which the Company issued and sold to the lender two promissory notes. One is a secured term note in the principal amount of $2,500,000 and the other a secured non-convertible term note in an additional principal amount of $2,500,000, and a warrant to purchase up to 4,000,000 shares of the Company’s stock. Each note has a three year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal plus 2%, subject to a floor of 10% per annum. The transaction closed on November 8, 2006 and the funds from the secured term note were released to the company. Net proceeds to the Company after payment of fees and expenses were $2,208,500. From the net proceeds, $1,000,000 was used to acquire certain assets of Cedar Valley Communications, Inc., as previously discussed, and $251,015 was used to retire senior secured debt. The remainder of the proceeds of the secured term note was reserved for general working capital purposes. As already noted, as of December 31, 2006, the Company had unrestricted cash and accounts receivable totaling $500,904.

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

As of December 31, 2006, the Company lacked sufficient cash and cash equivalents to fund operations for the next 12 months. The Company suffers monthly losses and, absent debt forgiveness from creditors, has insufficient cash or cash equivalents to pay its overdue (as of December 31, 2006) $289,217 in Accounts Payable and $1,377,718 in Accrued Expenses.

As of December 31, 2006, the Company had no further agreements in place for financing and was engaging in efforts to raise additional capital. The Company can only continue in business within the next 12 months if sufficient additional capital is raised and/or obtains substantial debt relief from creditors. The Company cannot guarantee that it will be able to raise the necessary capital to continue operations, or if it does raise such capital, that it will be able to operate profitably.

Material Trends and Events

As noted above, the Company is in default of covenants and repayment schedules with most creditors.  The Company’s material capital commitments for the fiscal year 2007 and beyond include, among other things, (as of December 31, 2006) (and assuming no debt forgiveness or significant change in operations) $289,217 in Accounts Payable and $1,377,718 in Accrued Expenses. The Company also owes $7,418,666 in notes payable, which are not yet overdue.  Assuming no significant changes in operations, the Company’s capital commitments to fund net operating loss (which include the interest due on notes payable) for the next 12 months alone is estimated at $1,700,000. The Company can only continue in business within the next 12 months if sufficient additional capital is raised and/or obtains substantial debt relief from creditors. The Company cannot guarantee that it will be able to raise the necessary capital to continue operations, or if it does raise such capital, that it will be able to operate profitably.

Financial Statements

General:

The consolidated financial statements for the Company for the quarter ended December 31, 2006 include the results of the recently acquired iBroadband Networks, Inc. (formerly named Cedar Valley Communications, Inc.). The Company began operations of this newly acquired subsidiary on November 9, 2006.

Revenues:

The Company’s primary sources of revenue result from monthly billings for its Internet Connection service and Local Telephone Exchange services.  Other revenues include fees for installation of telephone and Internet connection, certain other Internet services, routine sales of equipment required for service connections, and other non-recurring sales. Below is a comparison of the revenue results for the quarters ended December 31, 2005 and December 31, 2006.

Category	Qtr Ended 12/31/05	Qtr Ended 12/31/06	Change
Internet Svc Revenue	$ 130,517	$ 170,414	$ 39,897
Local Exchange Rev	-0-	296,493	296,493
Installation Rev	6,664	11,028	4,364
Other Recur Web Svcs	2,538	2,419	-119
Equipment Sales	1,200	499	-701
Other Misc. Rev	8,065	2,868	-5,197
Total Revenue	$ 148,984	$ 483,721	$ 334,737

Internet Service Revenue for the quarter ended December 31, 2006 has increased over the year ago comparable quarter as shown is the above table. This is due to the addition of $42,762 in additional billings provided from the acquired subsidiary offset by cancellations exceeding new customer sales in the pre-existing customer base.

The acquired company also provided the Local Exchange Revenue shown. The $296,493 represents the results from November 9, 2006 through the end of the quarter.

Costs of Revenues:

Costs of Revenues include Broadband Services, Local Exchange Operating Expenses, Rooftop/Tower Rents, Cost of Equipment Sold and certain other miscellaneous costs. The chart below describes these costs by category over the three periods.

Category	Qtr Ended 12/31/05	Qtr Ended 12/31/06	Change
Broadband Services	$ 31,049	$ 30,100	$ -949
Local Excng Oper Exp	-0-	206,338	206,338
Rooftop/Tower Rents	30,222	39,146	8,924
Cost of Equip Sold	767	311	-456
Other	-0-	3,081	3,081
Total Cost of Revenue	$ 62,038	$ 278,976	$ 216,938

Broadband Services represents the purchase of bandwidth from major carriers for resale to customers and is slightly lower due to lower demand. The Company rents space on rooftops and towers for placement of its infrastructure links. The increase in cost from quarter to quarter for a roof rent is due to additional rents assumed in the acquired subsidiary’s operation.

Salaries and Benefits:

Salaries and Benefits expenses have increased by $125,508 for the quarter ended December 31, 2006 as compared to the same quarter of 2005. This is primarily due to the Company’s CEO moving from a part time to full time status, accounting for approximately $54,000 of the change, and $68,990 in salaries and benefits paid for the acquired company during the quarter ended December 31, 2006.

Depreciation & Amortization:

Depreciation expense increased $32,833 for the compared quarters. This is the result of $36,648 in depreciation from the acquired subsidiary offset by certain assets in the pre-existing company becoming fully depreciated after December 2005.

Other Expenses:

Other Expenses include General & Administration Cost, Facility Costs, Network Operating Costs and certain other charges. Other Expenses increased $376,377 in the first quarter of 2006 versus the same quarter of 2005. This is primarily due to $17,829 higher legal fees, $4,460 higher travel costs, $17,500 higher audit fees, and $285,000 in financing fees. All other costs in this category accounted for $7,273 of the increase in the aggregate.

Interest Expense:

Interest Expense was higher by $76,770 in the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 due to higher borrowings. See Notes Payable comments below.

Inventory:

Inventory balances are higher by $70,347 since the September 30, 2006 fiscal year end primarily due to $69,612 in inventory added from the acquisition of iBroadband Networks, Inc.

Fixed Assets:

Property and equipment has increased $1,233,589 since the fiscal year end due to $1,230,388 in assets purchased in the aforementioned acquisition plus $3,201 in additions to the pre-existing network infrastructure.

Deposits:

Deposits moved higher during the first quarter due to a $172,349 deposit required by a telecom vendor for local exchange services provided to the newly acquired company. This deposit is refundable after one year of service.

Accrued Expenses:

Accrued Expenses during the first quarter increased $198,233. This is primarily the result of a net increase in accrued interest of $44,570 and the accrual of $160,000 in local exchange services costs not yet billed by vendors. All other accruals were lower by $6,337.

Notes Payable:

Notes Payables increased from $2,772,666 as of September 30, 2006 to $7,418,666 as of December 31, 2006. This is due to additional advances to the Company from its majority shareholder of $18,000, $50,000 in additional borrowings from a bank, and $5,000,000 in borrowings from a lender. Additionally, the Company retired senior secured bank debt of $250,000 and notes payable to individuals totaling $172,000.

#

ITEM 3: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006

.

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

PART II   OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY

iBroadband, Inc., issued securities during this fiscal quarter as reported on Forms 8-k filed on November 13, 2006 and December 7, 2006.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

 None.

#

Item 6:  Exhibits

(a) Exhibits Schedule

The exhibits marked with an “*” were filed with the company’s 10SB on April 19, 2006.

*3.1 Articles of Incorporation
*3.2 Bylaws

31 Rule 13a-14(a)/15d-14(a) Certification

32  Section 1350 Certification

#

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBroadband, Inc.
(Registrant)

By: /s/ Matthew Hutchins

Title:  President/CEO/ Principal Financial Officer and Principal Accounting Officer

Date:   February 15, 2007

#