Form 10QSB
period 2007-03-31
iBroadband, Inc.
filed 2007-05-29
CIK 1358700

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2007.

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

Yes.[ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,147,373 Common Shares, as of April 17, 2007.

Transitional Small Business Disclosure Format:

Yes.[  ]  No[ X ]

Part I:  Financial Information
Item 1:  Financial Statements

iBroadBand, Inc.

Consolidated Balance Sheets

(Unaudited)

	Fiscal Year Ended September 30, 2006	Six Months Ended March 31, 2007
ASSETS
Current Assets
Cash and equivalents	$1,175	$79,083
Restricted Cash		2,531,843
Accounts receivable, net of allowance for uncollectible accounts of $5,975 and $9,035, at September 30, 2006 and March 31, 2007, respectively	6,517	110,388
Inventory	55,122	126,550
Prepaid expenses	6,935	2,850

Total current assets	69,749	2,850,714

Fixed Assets:
Property and Equipment	1,992,093	3,228,946
Less: accumulated depreciation	(1,970,134)	(2,069,323)
Total Fixed Assets	21,959	1,159,623

Other Assets:
Deposits	3,594	175,943
Total Other Assets	3,594	175,943

Total Assets	$95,302	$4,186,280

The accompanying notes are an integral part of the financial statements.

iBroadBand, Inc.

Consolidated Balance Sheets (Continued)

(unaudited)

	Fiscal Year Ended September 30, 2006	Six Months Ended March 31, 2007
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$585,467	$782,807
Accrued expenses	1,179,485	851,557
Accrued liabilities-employees	7,128
Notes payable-
Majority Shareholder	2,118,867	2,726,829
Others	653,799	5,281,799
Deferred revenues	1,491	6,102
Total liabilities	4,546,237	9,649,094

Stockholders' Deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,638,804 and 19,650,135 issued and outstanding at September 30 and December 31, 2005 respectively	19,650	19,639
Additional paid-in-capital	10,766,945	11,067,056
Retained deficit	(15,237,530)	(16,549,509)
Total stockholders' deficit	(4,450,935)	(5,462,814)
Total liabilities and stockholders' deficit	95,302	4,186,280

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2007	For the Six Months Ended March 31, 2006	For the Six Months Ended March 31, 2007
REVENUE:
Service Revenue	$180,107	$642,033	$329,090	$1,125,756
Total Revenues	$180,107	$642,033	$329,090	$1,125,756
Costs of Revenues:
Cost of Services	$61,606	$462,972	$123,645	$741,948
Gross Profit	$118,501	$179,061	$205,445	$383,808
Expenses:
Salaries and Benefits	186,347	348,416	363,224	650,802
Depreciation & amortization	4,787	58,782	12,358	99,187
Other Expenses	78,999	212,494	123,315	633,187
Total Expenses	270,133	619,692	498,897	1,383,176

Net income (loss) before other income (expense)	(151,632)	(440,631)	(293,452)	(999,368)

Other Income (Expense):
Interest Expense	(56,380)	(213,414)	(111,571)	(345,375)
Interest Income	0	11,798	0	32,761
Inventory revaluation and adjustment	0	0	0	0
Net loss before income taxes	(208,012)	(642,247)	(405,023)	(1,311,982)

Provision for income taxes	0	0	0	0

Net Loss	(208,012)	(642,247)	(405,023)	(1,311,982)
Basic loss per share	(0.01)	(0.03)	(0.02)	(0.07)
Fully diluted loss per share	(0.01)	(0.02)	(0.02)	(0.05)
Weighted average common shares - basic	19,638,804	19,650,135	19,638,804	19,650,135
Weighted average common shares – fully diluted	19,638,804	28,778,135	19,638,804	28,778,135

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Six Months Ended March 31, 2006	For the Six Months Ended March 31, 2007
Cash from operating activities:
Net (Loss)	(405,023)	(1,311,982)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,357	99,189
Accrued interest converted to note payable		589,962
Change in operating assets and liabilities:
Inventory	(6,750)	(71,428)
Accounts receivable	465	(103,871)
Prepaid expenses	(3,325)	4,085
Other assets	200	(172,349)
Accounts payable	10,497	197,340
Accrued liabilities	111,396	(327,825)
Accrued liabilities - employees	(486)	(7,128)
Deferred revenues	2,863	4,611

Net cash used in operating activities	(277,806)	(1,099,396)

Cash flows from investing activities:
Purchase of fixed assets	(7,330)	(1,236,853)
Common stock pledged in acquisition		300,000

Cash flows from financing activities:
Notes payable borrowings		5,068,000
Repayment of notes payable	294,000	(422,000)

Increase (decrease) in cash	8,864	2,609,751

Cash balance, beginning of period	2,623	1,175
Cash balance, end of period	11,487	2,610,926

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007

NOTE 1: Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. The 19,650,135 common shares outstanding resulting from the post merger exchange with iBroadband of Texas, Inc. were issued and outstanding during the entire financial periods in this report.

The company has issued warrants to purchase its common stock totaling 6,578,000 shares during the period as described in Note 3 below. These potential shares are included as a part of fully diluted earnings per share.

 Additionally, during the same period, 2,550,000 options were granted to certain officers and directors as described in Note 2 below. These options have no vesting period and are included in the fully diluted earnings per calculation in total. Also, 460,000 options were granted to others with vesting at either 33% or 25%. None of these options are exercisable as of March 31, 2007 and are therefore not included as part of fully diluted earnings per share.

The Company has also pledged $300,000 worth of common stock as part of the acquisition of iBroadband Networks, Inc. with the number of shares issued to be based on the opening market price when trading commences. These shares were not issued as of March 31, 2007 and are not included as a part of fully diluted earnings per share.

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

Also, 300,000 options were granted to the Company’s Chief Operating Officer at an option price of two cents ($0.02) per share. These options become exercisable at 33% per year beginning at the end of the first year from date of grant. They expire on (a) December 3, 2016, (b) three months after termination from the Company or (c) one year after death.

On 3/13/07 the Company issued an option to purchase 50,000 shares of common stock to Victor Glover, a Director of the Company, at two cents ($0.02) per share. These options are fully vested on the date of grant and expire on (a) March 12, 2016, (b) three months after termination from directorship of the Company or (c) one year after death.

Additionally, 160,000 options were granted to certain other employees at an option price of two cents ($0.02) per share. These options become exercisable at 25% per year beginning at the end of the first year from date of grant. They expire on (a) December 3, 2016, (b) three months after termination from the Company or (c) one year after death.

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

NOTE 4: Related Party Transactions

During the three months ended March 31, 2007, the Company converted $589,982 of the accrued interest payable to its majority shareholder to Notes Payable.  Also, the company made interest payments to the majority shareholder in the quarter totaling $35,262.17. Total borrowings from the majority shareholder were $2,136,867 at period end.

NOTE 5: Restricted Cash

The Company has a restricted cash balance of $2,531,843 as of March 31, 2007.These funds are restricted based on the terms of a secured non-convertible term note with a lender. The Company may request all or any portion of the amounts in the restricted account following, or in connection with, the consummation of an acquisition by the company; however, the release of the funds must be approved by the lender in its sole discretion.

NOTE 6: Subsequent events

On 4/17/06 the Company issued 497,238 shares of common stock in connection with the acquisition of iBroadband Networks, Inc (formerly named Cedar Valley Communications, Inc.). The stock was issued at sixty cents ($0.60) at a total value of $300,000.

On 4/30/07 the company issued  a warrant to purchase 600,000 of the Company’s common stock to its majority shareholder at $0.001 per share. There is no vesting period and the warrants do not expire.

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

Summary Discussion of Liquidity

The IBT subsidiary has incurred operating losses since its inception. On a consolidated basis, the Company had net losses of $987,860 for the fiscal year ended September 30, 2006 and $1,311,982 for the 6 months ended March 31, 2007. Management anticipates losses in the foreseeable future.  As of September 30, 2006 and March 31, 2007, the Company had unrestricted cash and accounts receivable totaling $7,692 and $189,471, respectively.

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

As of March 31, 2007, the Company lacked sufficient cash and cash equivalents to fund operations for the next 12 months. The Company suffers monthly losses and, absent debt forgiveness from creditors, has insufficient cash or cash equivalents to pay its overdue (as of March 31, 2007) $782,807 in Accounts Payable and $851,557 in Accrued Expenses.

As of March 31, 2007, the Company had no further agreements in place for financing and was engaging in efforts to raise additional capital. The Company can only continue in business within the next 12 months if sufficient additional capital is raised and/or obtains substantial debt relief from creditors. The Company cannot guarantee that it will be able to raise the necessary capital to continue operations, or if it does raise such capital, that it will be able to operate profitably.

Material Trends and Events

As noted above, the Company is in default of covenants and repayment schedules with most creditors.  The Company’s material capital commitments for the fiscal year 2007 and beyond include, among other things, (as of March 31, 2007) (and assuming no debt forgiveness or significant change in operations) $782,807 in Accounts Payable and $851,557 in Accrued Expenses. The Company also owes $8,008,628 in notes payable, which are not yet overdue.  Assuming no significant changes in operations, the Company’s capital commitments to fund net operating loss (which include the interest due on notes payable) and principal repayment on certain notes for the next 12 months alone is estimated at $3,600,000. The Company can only continue in business within the next 12 months if sufficient additional capital is raised and/or obtains substantial debt relief from creditors. The Company cannot guarantee that it will be able to raise the necessary capital to continue operations, or if it does raise such capital, that it will be able to operate profitably.

Financial Statements

General:

The consolidated financial statements for the Company for the quarter ended March 31, 2007 include the results of the recently acquired iBroadband Networks, Inc. (formerly named Cedar Valley Communications, Inc.). The Company began operations of this newly acquired subsidiary on November 9, 2006.

Revenues:

The Company’s primary sources of revenue result from monthly billings for its Internet Connection service and Local Telephone Exchange services.  Other revenues include fees for installation of telephone and Internet connection, certain other Internet services, routine sales of equipment required for service connections, and other non-recurring sales. Below is a comparison of the revenue results for the quarters ended March 31, 2006 and March 31, 2007 and the six months ended March 31, 2006 and March 31, 2007.

Category	Qtr Ended 03/31/06	Qtr Ended 3/31/07	Change	6 Mos Ended 3/31/06	6 Mos Ended 3/31/07	Change
Internet Svc Revenue	130,050	188,495	58,445	260,567	358,908	98,341
Local Exchange Rev	-0-	425,202	425,202	-0-	721,695	721,695
Installation Rev	5,120	14,651	9,531	11,784	25,681	13,897
Other Recur Web Svc	2,925	2,406	-519	5,463	4,825	-638
Equipment Sales	900	650	-250	2,100	1,149	-951
Other Misc Rev	41,112	10,631	-30,481	49,176	13,498	-35,678
Total Revenue	180,107	642,035	461,928	329,090	1,125,756	796,666

Internet Service Revenue for the quarter ended March 31, 2007 has increased over the year ago comparable quarter as shown is the above table. This is due to the addition of $63,997 in additional billings provided from the acquired subsidiary offset by cancellations exceeding new customer sales in the pre-existing customer base. The acquired company also provided the Local Exchange Revenue shown plus $12,302 in installation revenue and $7,903 in other revenue.

For the six months ended March 31, 2007 revenues were $796,666 higher than the six months ended March 31, 2006. The acquired company accounted for $857,598 of increases. By category, $106,759 in Internet revenue, $18,781 in installation revenue, $10,363 in other revenue and $721,695 in local exchange revenue was realized. This results in $60,932 lower revenues from the pre-existing business. This is primarily accounted for by a $46,041 drop in other revenues due to lower sales of excess inventory in the current period as compared to the year ago period. The remainder is due to customer cancellations exceeding new sales during the current period.

Costs of Revenues:

Costs of Revenues include Broadband Services, Local Exchange Operating Expenses, Rooftop/Tower Rents, Cost of Equipment Sold and certain other miscellaneous costs. The chart below describes these costs by category for the compared quarters and six month periods ended March 31, 2006 and March 31, 2007.

Category	Qtr Ended 03/31/06	Qtr Ended 3/31/07	Change	6 Mos Ended 3/31/06	6 Mos Ended 3/31/07	Change
Broadband Services	30,831	27,807	-3,024	61,880	57,907	-3,973
Local Excng Oper Exp	-0-	410,140	410,140	-0-	627,769	627,769
Rooftop/Tower Rents	30,202	24,923	-5,279	60,424	55,859	-4,565
Cost of equip. sold	573	406	-167	1,341	716	-625
Other	-0-	-304	-304	-0-	-303	-303

Total Cost of Revenue	61,606	462,972	401,366	123,645	741,948	618,303

Broadband Services represents the purchase of bandwidth from major carriers for resale to customers and is slightly lower due to lower demand. The Company rents space on rooftops and towers for placement of its infrastructure links. The expense for rooftops and towers is lower in the current periods due to an internal audit of the roof contracts resulting in the termination of certain contracts for rooftops that are not likely to be used in the future. Local exchange operating expenses represent a new category of expenses assumed as part of the acquisition of iBroadband Networks, Inc (formerly Cedar Valley Communications, Inc.).

Salaries and Benefits:

Salaries and Benefits expenses for the three months ended March 31, 2007 have increased by $162.069 as compared to the same quarter of 2006. This is primarily due to $147,482 in salaries and benefits paid for the acquired company during the current quarter, $63,000 in executive salary increases, and offset by approximately $48,000 in staff reductions.

For the six months ended March 31, 2007 salaries and benefits expenses are higher by $287,578 over the same period of 2006. The majority of this increase results from $214,472 in expense for the acquired company. Additionally, there was $124,524 in executive salary increases offset by approximately $51,000 in staff reduction as compared to the six months ended March 31, 2006.

Depreciation & Amortization:

Depreciation expense increased $53,995 for the quarter ended March 31, 2007 compared the same quarter of 2006. This is the result of $54,972 in depreciation from the acquired subsidiary offset by certain assets in the pre-existing company becoming fully depreciated after December 2005.

For the six months ended March 31, 2007 versus the six months ended March 31, 2006, depreciation expense increased $86,829. The acquired company accounted for $91,620 in additional depreciation expense while some assets in the pre-existing company became fully depreciated.

Other Expenses:

Other Expenses include General & Administration Cost, Facility Costs, Network Operating Costs and certain other charges. Other Expenses increased $133,495 in the second quarter of 2007 versus the same quarter of 2006. The acquired company accounted for an additional $123,878 in Other Expenses. Additionally, there were $31,185 higher travel related expenses, $8,456 higher contract labor cost, $4,500 higher cost for IP address subscription, $4,717 higher office supply expense, $6,466 higher facility costs, offset by $45,000 lower audit fees in the current quarter as compared to the same quarter of the previous year. The higher travel expense is related to travel required to accomplish the acquisition of iBroadband, Inc.

Higher contract labor resulted from additional contract accounting needs. The $4,500 for IP address subscription represent two years of billing as the vendor failed to invoice the Company for the previous year. Higher office supplies are related to the purchase of new computers, which were expensed during the period. The Company leased additional space at it current hone office site resulting in higher facility costs.

For the six months ended March 31, 2007 Other Expenses were higher by $509,872. In addition to the differences described above the Company paid $285,000 in financing fees, and $33,762 in higher legal fees related to the acquisition. Also, the acquired company added an additional $44,316 in other expenses that are not already accounted for in the above categorical items. All other increases in Other Expense total $13,299 in the aggregate.

Interest Expense:

Interest Expense was higher by $157,034 in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 and $233,804 higher for the six months ended March 31, 2007 as compared to the same period a year ago due to higher net borrowings. See Notes Payable comments below.

Inventory:

Inventory balances are higher by $71,428 since the September 30, 2006 fiscal year end primarily due to $69,612 in inventory added from the acquisition of iBroadband Networks, Inc.

Fixed Assets:

Property and equipment has increased $1,236,853 since the fiscal year end due to $1,230,388 in assets purchased in the aforementioned acquisition plus $6,465 in additions to the pre-existing network infrastructure.

Deposits:

Deposits moved higher during the first quarter due to a $172,349 deposit required by a telecom vendor for local exchange services provided to the newly acquired company. This deposit is refundable after one year of service.

Accrued Expenses:

Accrued Expenses have decreased since the last fiscal year end by $327,928. This is the result of a net increase in accrued interest of $99,999, the accrual of $160,000 in local exchange services costs not yet billed by vendors, offset by the conversion of $589,962 in accrued interest to Notes Payable. All other accruals were higher by $2,035.

Notes Payable:

Notes Payables increased from $2,772,666 as of September 30, 2006 to $8,008,628 as of March 31, 2007. This is due to additional advances to the Company from its majority shareholder of $18,000, the conversion of $589,962 of the majority shareholders accrued interest to Notes Payable, $50,000 in additional borrowings from a bank, and $5,000,000 in borrowings from a lender. Additionally, the Company retired senior secured bank debt of $250,000 and notes payable to individuals totaling $172,000.

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

Date:   May 29, 2007