Form 10QSB
period 2007-06-30
iBroadband, Inc.
filed 2007-08-14
CIK 1358700

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2007.

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

Yes.[ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,147,373 Common Shares, as of June 30, 2007.

Transitional Small Business Disclosure Format:

Yes.[  ]  No[ X ]

Part I:  Financial Information
Item 1:  Financial Statements

iBroadBand, Inc.

Consolidated Balance Sheets

(Unaudited)

	Fiscal Year Ended September 30, 2006	Nine Months Ended June 30, 2007
ASSETS
Current Assets
Cash and equivalents	$1,175	$5,217
Restricted Cash		2,511,595
Accounts receivable, net of allowance for uncollectible accounts of $5,975 and $7,912, at September 30, 2006 and June 30, 2007, respectively	6,517	133,952
Inventory	55,122	123,892
Prepaid expenses	6,935	2,700

Total current assets	69,749	2,777,356

Fixed Assets:
Property and Equipment	1,992,093	3,236,663
Less: accumulated depreciation	(1,970,134)	(2,126,139)
Total Fixed Assets	21,959	1,110,524

Other Assets:
Deposits	3,594	177,443
Total Other Assets	3,594	177,443

Total Assets	$95,302	$4,065,323

The accompanying notes are an integral part of the financial statements.

iBroadBand, Inc.

Consolidated Balance Sheets (Continued)

(unaudited)

	Fiscal Year Ended September 30, 2006	Nine Months Ended June 30, 2007
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$585,467	$933,585
Accrued expenses	1,179,485	799,313
Accrued liabilities-employees	7,128	0
Notes payable-
Majority Shareholder	2,118,867	2,726,829
Others	653,799	5,433,736
Deferred revenues	1,491	4,320
Total liabilities	4,546,237	9,897,783

Stockholders' Deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,650,135 and 20,147,373 issued and outstanding at September 30, 2006 and June 30, 2007 respectively	19,650	20,147
Additional paid-in-capital	10,766,945	11,066,548
Retained deficit	(15,237,530)	(16,919,155)
Total stockholders' deficit	(4,450,935)	(5,832,460)
Total liabilities and stockholders' deficit	95,302	4,065,323

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2007	For the Nine Months Ended June 30, 2006	For the Nine Months Ended June 30, 2007
REVENUE:
Service Revenue	$145,026	$629,830	$474,116	$1,755,585
Total Revenues	$145,026	$629,830	$474,116	$1,755,585
Costs of Revenues:
Cost of Services	$61,057	$283,976	$184,702	$1,025,924
Gross Profit	$83,969	$345,854	$289,414	$729,661

Expenses:
Salaries and Benefits	177,905	369,068	541,129	1,019,869
Depreciation & amortization	4,760	56,817	17,118	156,004
Other Expenses	125,472	221,595	248,787	854,777
Total Expenses	308,137	647,480	807,034	2,030,650

Net income (loss) before other income (expense)	(224,168)	(301,626)	(517,620)	(1,300,989)

Other Income (Expense):
Interest Expense	(59,473)	(125,574)	(171,044)	(470,948)
Interest Income	0	57,551	0	90,312
Inventory revaluation and adjustment	0	0	0	0

Net loss before income taxes	(283,641)	(369,649)	(688,664)	(1,681,625)

Provision for income taxes	0	0	0	0

Net Loss	(283,641)	(369,649)	(688,664)	(1,681,625)

Basic loss per commom share	(0.01)	(0.02)	(0.04)	(0.08)
Fully diluted loss per share	(0.01)	(0.01)	(0.04)	(0.06)
Weighted average common shares - basic	19,650,135	20,059,947	19,650,135	19,786,739
Weighted average common shares – fully diluted	19,650,135	29,787,947	19,650,135	29,514,739

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Nine Months Ended June 30, 2006	For the Nine Months Ended June 30, 2007
Cash from operating activities:
Net (Loss)	$ (688,664)	$ (1,681,625)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,177	156,005
Conversion of accrued interest to notes payable		589,962
Capitalization of subsidiary		100
Change in operating assets and liabilities:
Inventory	(5,678)	(68,770)
Accounts receivable	(3,563)	(127,435)
Prepaid expenses	(5,931)	4,235
Other assets	200	(173,849)
Accounts payable	97,032	348,118
Accrued liabilities	188,102	(380,172)
Accrued liabilities - employees	(2,462)	(7,128)
Deferred revenues	446	2,829

Net cash used in operating activities	(403,401)	(1,337,730)

Cash flows from investing activities:
Purchase of fixed assets	(9,820)	(1,244,570)
Common stock issued for acquisition		300,000

Cash flows from financing activities:
Notes payable borrowings	414,000	5,368,000
Payments against principal of notes payable		(570,063)

Increase (decrease) in cash	779	2,515,637

Cash balance, beginning of period	2,623	1,175
Cash balance, end of period	3,402	2,516,812

The accompanying notes are an integral part of the financial statements.

iBroadband, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2007

NOTE 1: Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. The 19,650,135 common shares outstanding resulting from the post merger exchange with iBroadband of Texas, Inc. were issued and outstanding during the entire financial periods in this report.

The company has issued warrants to purchase its common stock totaling 7,178,000 shares during the period as described in Note 3 below. These potential shares are included as a part of fully diluted earnings per share for the three months ended June 30, 2007 and the nine months ended June 30, 2007.

 Additionally, during the same period, 2,550,000 options were granted to certain officers and directors as described in Note 2 below. These options have no vesting period and are included in the fully diluted earnings per calculation in total. Also, 460,000 options were granted to others with vesting at either 33% or 25% one year from the date of grant. None of these options are exercisable as of June 30, 2007 and are therefore not included as part of fully diluted earnings per share.

On 4/17/07 the Company issued 498,238 shares of common stock in connection with the acquisition if iBroadband Networks, Inc, (formerly named Cedar Valley Communications, Inc.). The stock was issued at sixty cents ($0.60) per share at a total value of $300,000. These shares are included in the basic and fully diluted earnings per share calculation at their weighted value. The weighted value is equal to 409,812 shares and 136,604 shares for the three month period ending June 30, 2007 and the nine month period ending June 30, 2007, respectively.

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

On 4/30/07 the company issued a warrant to purchase 600,000 shares of the company’s common stock to its majority shareholder at $0.001 per share. There is no vesting period for these warrants and they do not expire.

NOTE 4: Related Party Transactions

During the nine months ended June 30, 2007, the Company converted $589,982 of the accrued interest payable to its majority shareholder to Notes Payable. The majority shareholder also advanced an additional $18,000 to the company in October of 2006.  The company made interest payments to the majority shareholder during the nine months ended June 30, 2007 totaling $75,071. Total borrowings from the majority shareholder were $2,726,829 at period end.

NOTE 5: Restricted Cash

The Company has a restricted cash balance of $2,511,595 as of June 30, 2007.These funds are restricted based on the terms of a secured non-convertible term note with a lender. The Company may request all or any portion of the amounts in the restricted account following, or in connection with, the consummation of an acquisition by the company; however, the release of the funds must be approved by the lender in its sole discretion.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operation of the Company as of the quarter and nine-month period ended June 30, 2007.  This discussion and analysis should be read in conjunction with the Company's unaudited Financial Statements, including the Notes thereto, which are included elsewhere in this Quarterly Report.

Unless the context requires otherwise, references to the ‘‘Company,’’ ‘‘iBroadband,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’ for periods prior to September 29, 2005, refer to iBroadband of Texas, Inc., formerly T-Speed Broadband Communications, Inc., a private Delaware corporation that is now one of our operating subsidiaries, and references to the ‘‘Company,’’ ‘‘iBroadband,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’ for periods subsequent to September 29, 2005, refer to iBroadband, Inc., a publicly traded company, and its subsidiaries on a consolidated basis.

Overview

iBroadband, Inc. (formerly Transcontinental Trading Center, Inc.) was incorporated on January 21, 1997 under the laws of the State of Nevada. It was incorporated to develop and engage in broadband and related business and searched for a viable entity with which to merge and/or acquire.  Until September 29, 2005, it conducted no business and had no operating history.

On September 29, 2005, the Company was acquired in a reverse merger by the shareholders of iBroadband of Texas, Inc., a Delaware corporation (“IBT”) (formerly T-Speed Broadband Communications, Inc.), and the IBT directors and executive officers replaced those of the Company’s. The Company became a holding company, and from that date until November 9, 2006, IBT was its sole operating subsidiary. IBT had been incorporated on February 1, 2000 to provide high-speed broadband, fixed wireless Internet access to small and midsized businesses in the Southwest. Currently, the Company provides high-speed broadband, fixed wireless Internet connectivity in the Dallas/Fort Worth metroplex and Austin, Texas. As of December 31, 2006, we were servicing approximately 240 small and medium enterprise customers in those markets. Using license-exempt radio frequencies and off-the-shelf equipment, we can provide our business customers up to 10 Mbps of Internet access starting at $99 each month with installation in less than 48 hours.

On November 9, 2006 the Company acquired from bankruptcy certain assets and the continuing business of Cedar Valley Communications, Inc., a competitive local exchange carrier based in Athens, Texas. Since this acquisition, the Company has provided wireline telephone and wireline and wireless data communication services to approximately 2,800 customers in 3 counties located southeast of the Dallas/Ft. Worth metroplex.

The Company’s strategy envisions acquiring additional qualified fixed wireless, and in some opportunistic cases, wireline broadband providers in markets throughout the Southwest region and beyond.

Financial Condition and Liquidity

The Company has incurred operating losses since its inception in 2000, including net losses of $1,275,035 for the year ended December 31, 2004, $664,645 for its new fiscal year ended September 30, 2005 and $987,860 for the fiscal year ended September 30, 2006. For the 9 months ended June 30, 2007, the Company had a net loss of $1,681,625. Management anticipates losses in the foreseeable future.  As of December 31, 2004, September 30, 2005 and September 30, 2006, we had cash and accounts receivable totaling $24,687, $3,088 and $7,692, respectively, and as of June 30, 2007, we had $139,169 in cash and accounts receivable.

The Company’s independent certified public accountants have stated in their report that:

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

Since inception, the Company has funded its cash requirements through; (i) operating revenues, (ii) sales of its common stock pursuant to offerings in accordance with SEC Regulation D and Rule 506, (iii) a bank loan, (iv) loans from unaffiliated individuals, and (v) since July 29, 2002, on-going loans by a shareholder/director. The Company cannot rely indefinitely on continued support from the shareholder/director.

On November 7, 2006 the Company entered into a Securities Purchase greement with a lender, Laurus Master Fund, Ltd., pursuant to which the Company issued and sold to the lender two promissory notes. One is a secured term note in the principal amount of $2,500,000 and the other a secured non-convertible term note in an additional principal amount of $2,500,000, and a warrant to purchase up to 4,000,000 shares of the Company’s stock. Each note has a three year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal plus 2%, subject to a floor of 10% per annum. The transaction closed on November 8, 2006 and the funds from the secured term note were released to the company. Net proceeds to the Company after payment of fees and expenses were $2,208,500. From the net proceeds, $1,000,000 was used to acquire certain assets of Cedar Valley Communications, Inc., as previously discussed, and $251,015 was used to retire senior secured debt. The remainder of the proceeds of the secured term note will be used for general working capital purposes.

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

The Company is in default in its indebtedness to Laurus Master Fund, Ltd. under the Security Purchase Agreement by its failure to pay, when due, interest and principal totaling $191,214.49 as of the date of this Quarterly Report.

As of the date of this Quarterly Report, the Company lacks sufficient cash and cash equivalents to fund operations for the next 12 months. The Company suffers monthly losses and has insufficient cash or cash equivalents to pay its overdue (as of June 30, 2007) $933,585 in Accounts Payable and (as of June 30, 2007) $799,313 in Accrued Expenses, plus as of the date of this Quarterly Report, the delinquent sum of $191,214.49 owed to Laurus Master Fund, Ltd.

Currently, the Company is seeking to raise funds through a private equity offering, but the Company has no agreement in place for to do so. The Company can only continue in business within the next 12 months if sufficient additional capital is raised and/or obtains substantial debt relief from creditors. The Company cannot guarantee that it will be able to raise the necessary capital to continue operations, or if it does raise such capital, that it will be able to operate profitably.

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

In addition to other judgments reflected in the Company’s financial statements, a default judgment was entered against T-Speed Broadband Communications, Inc. on January 12, 2004 in favor of Hutton Communications, Inc. in the amount of $69,088.03 plus legal fees in the amount of $30,000, plus interest at 5% until paid.  The plaintiff sued the Company to recover the cost of equipment sold to the Company in years 2000 and 2001 for which the Company did not pay. A default judgment was entered on plaintiff’s complaint. The Company believes it can settle the judgment for a lesser amount through negotiation. When the Company has sufficient working capital it will start the process of negotiation.  There is no assurance that a favorable settlement can be reached or that the Company will have sufficient working capital.

As noted above, the Company is in default of covenants and repayment schedules with most creditors.  The Company’s material capital commitments for the fiscal year 2007 and beyond include, among other things, (as of June 30, 2007) (and assuming no debt forgiveness or significant change in operations) $933,585 in Accounts Payable and $799,313 in Accrued Expenses. The Company also owes $8,160,565 in notes payable. We are in default of our indebtedness to our senior secured lender, Laurus Master Fund, Ltd. (“Laurus”) by failing to pay, when due, principal, interest and fees totaling (as of the date of this Quarterly Report) $191,214.49. Laurus has sent the Company a written notice of default, but it has not yet exercised any rights afforded it under the loan agreements. Assuming no significant changes in operations, the Company’s capital commitments to fund net operating loss (which include the interest due on notes payable) and principal repayment on certain notes for the next 12 months alone is estimated at $3,600,000. The Company can only continue in business within the next 12 months if sufficient additional capital is raised and/or obtains substantial debt relief from creditors. The Company cannot guarantee that it will be able to raise the necessary capital to continue operations, or if it does raise such capital, that it will be able to operate profitably.

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

 Financial Statements

General:

The consolidated financial statements of the Company for the quarter and nine months ended June 30, 2007 include the results of the recently acquired iBroadband Networks, Inc. (formerly named Cedar Valley Communications, Inc.). The Company began operations of this newly acquired subsidiary on November 9, 2006.

Revenues:

The Company’s primary sources of revenue result from monthly billings for its Internet Connection service and Local Telephone Exchange services.  Other revenues include fees for installation of telephone and Internet connection, certain other Internet services, routine sales of equipment required for service connections, and other non-recurring sales. Below is a comparison of the revenue results for the quarters ended June 30, 2006 and June 30, 2007 and the nine months ended June 30, 2006 and June 30, 2007.

Category	Qtr Ended 06/30/06	Qtr Ended 06/30/07	Change	9 Mos Ended 06/30/06	9 Mos Ended 06/30/07	Change
Internet Svc Revenue	130,435	175,526	45,091	391,001	534,434	143,433
Local Exchange Rev	-0-	437,342	437,342	-0-	1,159,037	1,159,037
Installation Rev	6,431	9,849	3,418	18,215	35,530	17,315
Other Recur Web Svc	4,339	1,868	-2,471	9,800	6,693	-3,107
Equipment Sales	2,780	350	-2,430	4,880	1,499	-3,381
Other Misc Rev	1,041	4,895	3,854	50,220	18,392	-31,828
Total Revenue	145,026	629,830	484,804	474,116	1,755,585	1,281,469

Internet Service Revenue for the quarter ended June 30, 2007 has increased over the year ago comparable quarter as shown is the above table. This is due to the addition of $63,028 in additional billings provided from the acquired subsidiary offset by cancellations exceeding new customer sales in the pre-existing customer base. The acquired company also provided the Local Exchange Revenue shown plus $8,949 in installation revenue and $4,794 in other revenue.

For the nine months ended June 30, 2007 revenues were $1,281,469 higher than the nine months ended June 30, 2006. The acquired company accounted for $1,371,707 of increases. By category, $169,782 in Internet revenue, $27,730 in installation revenue, $15,158 in other revenue and $1,159,037 in local exchange revenue was realized. This results in $90,238 lower revenues from the pre-existing business. This is primarily accounted for by a $46,985 drop in other revenues due to lower sales of excess inventory in the current period as compared to the year ago period. The pre-existing business also had $10,415 lower installation revenues; $3,381 lower equipment sales and $3,187 lower other web services revenue. The remainder is due to customer cancellations exceeding new sales for the compared nine month periods.

Costs of Revenues:

Costs of Revenues include Broadband Services, Local Exchange Operating Expenses, Rooftop/Tower Rents, Cost of Equipment Sold and certain other miscellaneous costs. The chart below describes these costs by category for the compared quarters and nine month periods ended June 30, 2006 and June 30, 2007.

Category	Qtr Ended 06/30/06	Qtr Ended 06/30/07	Change	9 Mos Ended 06/30/06	9 Mos Ended 06/30/07	Change
Broadband Services	29,321	31,562	2,241	91,202	89,469	-1,733
Local Excng Oper Exp	-0-	226,667	226,667	-0-	854,435	854,435
Rooftop/Tower Rents	30,187	25,511	-4,676	90,612	81,370	-9,242
Cost of equip. sold	1,549	236	-1,313	2,888	953	-1,935
Other	-0-	-0-	-0-	-0-	-303	-303

Total Cost of Revenue	61,057	283,976	222,919	184,702	1,025,924	841,222

Broadband Services represents the purchase of bandwidth from major carriers for resale to customers and varies with demand and price adjustments. The Company rents space on rooftops and towers for placement of its infrastructure links. The expense for rooftops and towers is lower in the current periods due to an internal audit of the roof contracts resulting in the termination of certain contracts for rooftops that are not likely to be used in the future. Local exchange operating expenses represent a new category of expenses assumed as part of the acquisition of iBroadband Networks, Inc (formerly Cedar Valley Communications, Inc.).

Salaries and Benefits:

Salaries and Benefits expenses for the three months ended June 30, 2007 have increased by $191,163 as compared to the same quarter of 2006. This is primarily due to $168,066 in salaries and benefits paid for the acquired company during the current quarter. The remainder is due to executive salary increase due to the Company’s CEO going from a part time to full time pay scale and offset by a net reduction of personnel in the compared period.

For the nine months ended June 30, 2007 salaries and benefits expenses are higher by $478,740 over the same period of 2006. The majority of this increase results from $384,536 in expense for the acquired company. The remainder is due to executive salary increase due to the Company’s CEO going from a part time to full time pay scale and offset by a net reduction of personnel in the compared period.

Depreciation & Amortization:

Depreciation expense increased $52,057 for the quarter ended June 30, 2007 compared the same quarter of 2006. This is the result of $52,965 in depreciation from the acquired subsidiary offset by certain assets in the pre-existing company becoming fully depreciated after December 2005.

For the nine months ended June 30, 2007 versus the nine months ended June 30, 2006, depreciation expense increased $138,886. The acquired company accounted for $144,585 in additional depreciation expense while some assets in the pre-existing company became fully depreciated.

Other Expenses:

Other Expenses include General & Administration Cost, Facility Costs, Network Operating Costs and certain other charges. Other Expenses increased $96,123 in the third quarter of 2007 versus the same quarter of 2006. The acquired company accounted for an additional $109,667 in Other Expenses. The pre-existing company comparably experienced $32,918 higher travel related expenses, $15,000 higher audit fees, $8,002 higher cost of network repairs, $4,816 higher legal fees, $3,209 higher facility costs; offset by $5,980 lower sales commissions, $6,705 lower property tax and $81,188 lower consulting fees in the current quarter as compared to the same quarter of the previous year.

For the nine months ended June 30, 2007 Other Expenses were higher by $605,990. The acquired company accounted for $277,861 of the increase.   For the compared period, the pre-existing company experienced $285,000 higher financing fees and $22,500 higher legal fees related to the acquisition of the subsidiary, $10,646 higher contract labor for additional accounting help, $72,271 higher travel costs for fund raising activities, $10,681 higher facility costs for additional office space, $7,394 higher office supplies for new equipment, and $9,402 higher dues and subscriptions.   These increases were offset by $11,923 lower sales commission dues to lower sales volume, $12,500 lower audit fees, and $79,918 lower consulting expenses. All other items of Other Expense were $14,576 higher in the aggregate.

Interest Expense:

Interest Expense was higher by $66,601 in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 and $299,904 higher for the nine months ended June 30, 2007 as compared to the same period a year ago, due to higher net borrowings. See Notes Payable comments below.

Inventory:

Inventory balances are higher by $68,770 since the September 30, 2006 fiscal year end primarily due to $69,612 in inventory added from the acquisition of iBroadband Networks, Inc.

Fixed Assets:

Property and equipment has increased $1,244,570 since the fiscal year end due to $1,230,388 in assets purchased in the aforementioned acquisition plus $14,182 in additions to the pre-existing network infrastructure.

Deposits:

Deposits moved higher during the first quarter due to a $172,349 deposit required by a telecom vendor for local exchange services provided to the newly acquired company. This deposit is refundable after one year of service.

Accrued Expenses:

Accrued Expenses have decreased since the last fiscal year end by $380,172. This is the result of additional accrued interest of $328,951, offset by the conversion of $589,962 in accrued interest to Notes Payable and payments against accrued interest of $101,779. All other accruals were lower by $17,382.

Notes Payable:

Notes Payables increased from $2,772,666 as of September 30, 2006 to $8,160,565 as of June 30, 2007. This is due to additional advances to the Company from its majority shareholder of $18,000, the conversion of $589,962 of the majority shareholders accrued interest to Notes Payable, $350,000 in additional borrowings from a bank, and $5,000,000 in borrowings from a lender. Additionally, the Company retired senior secured bank debt of $250,000 notes payable to individuals totaling $172,000, and repaid a portion of the principal of notes payable from a lender in the amount $148,063.

ITEM 3: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007.

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

PART II   OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

The Company is in default in its indebtedness to Laurus Master Fund, Ltd. under a Security Purchase Agreement dated November 7, 2006 and the Secured Term Note in the principal sum $2,500,000 issued thereunder. The Company has failed to pay, when due, interest, principle and certain fees totaling $191,214.49 as of the date of this Quarterly report.

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

iBroadband, Inc.
(Registrant)

By: /s/ Matthew Hutchins

----------------------------------

Title:  President/CEO/ Principal Financial Officer and Principal Accounting Officer

Date:   August 14, 2007