Form 10KSB
period 2007-09-30
iBroadband, Inc.
filed 2008-01-15
CIK 1358700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes [X] No

State issuer's revenues for its most recent fiscal year:  $2,346,481

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.);

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  20,147,373 Common Shares, as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ____ ; No (X)

#

#

In this Annual Report, unless the context requires otherwise, references to the ‘‘Company,’’ ‘‘iBroadband,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to iBroadband, Inc., a publicly traded company, and its subsidiaries.

DESCRIPTION OF BUSINESS

COMPANY HISTORY

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

As a result of a reverse merger between the Company and IBT on September 29, 2005, the IBT shareholders acquired 17,638,804 shares, or approximately ninety (90%) percent of the outstanding shares of the Company.  In addition, the IBT directors and executive officers replaced those of the Company, and the Company assumed IBT’s business operations as its sole line of business.  At the time of the reverse merger, IBT was a provider of high-speed broadband, fixed wireless Internet connectivity in the Dallas/Fort Worth metroplex and Austin, Texas, servicing small and medium enterprise customers in those markets using license-exempt radio frequencies and off-the-shelf equipment.

On November 9, 2006 the Company acquired from bankruptcy certain assets of Cedar Valley Communications, Inc., a competitive local exchange carrier based in Athens, Texas, providing wireline telephone and wireline and wireless data communication services to customers in 3 counties located southeast of the Dallas/Ft. Worth metroplex. Since the date of acquisition, the Company has assumed and continued the operations of the business of the former Cedar Valley Communications, Inc., operating through its newly formed, wholly-owned subsidiary, iBroadband, Networks, Inc., d/b/a Cedar Valley Communications.

Overview

The Company provides subscription based wireless and wireline telecommunications and information services in Texas. We offer the following principal services:

Fixed Wireless Broadband Service.  We are a fixed wireless broadband Internet access provider. Through transmissions over unregulated radio spectrum, we provide customers high-speed Internet access through fixed wireless broadband supporting Voice over Internet Protocol, or VoIP, bandwidth on demand, wireless redundancy, virtual private networks, or VPNs, disaster recovery, bundled data and video services (“Wireless Service”). We are currently providing this service to approximately 250 business customers located in the Wireline Area and in the Dallas/Ft. Worth and Austin, Texas metropolitan areas

The growth of the Internet and emerging voice and broadband applications has fueled customer demand for high-speed data communications connectivity.  Traditionally, a high-speed service provider would connect a T-1 local loop linking the Internet service provider’s Internet backbone to the target building.  The ISP then provides Internet access over that loop.  Access to this connectivity, however, is far from widespread. The cost of placement of traditional wire-line technologies and other hurdles have limited expanding those networks to users, particularly small to medium-sized businesses, in areas that have aging and/or underdeveloped broadband infrastructure.

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

Fixed wireless technologies, in contrast to traditional wire-line technologies, need no installed base of infrastructure and can be cost-effective and quickly placed.  This enables companies like us to serve untapped demand by setting up fixed wireless links where and as customers sign up for service, thereby keeping down up-front capital outlays.

Our Wireless Service works by connecting our customers to the internet predominantly through a wireless connection, but also through a wireline copper loop connection. Operating in unlicensed frequencies in our identified markets, we first build a point of presence, or POP, which not only connects to the "backbone" of the Internet but also broadcasts the Internet to our hub sites.  It is these hub sites which form the core distribution network for our network.  Hub sites are usually located on towers or rooftops, 150 to 300 feet high from which we can wirelessly link office buildings. The hub sites are selected for their line-of-sight capacity to deliver wireless signals to other office buildings and prospective commercial customers within the network utilizing the exempt 900mhz, 2.4ghz, and 5ghz bands.  The network is built with transceivers and antenna.  A cable then connects a building’s antenna to its tenants, and they simply plug their computers into an Ethernet port to have a constant high-speed connection to the Internet.

Wireline Service.  We also operate as a competitive local exchange carrier in Texas, providing local and long distance telephone and high speed xDSL Internet access services (collectively the “Wireline Service”) to approximately 3,000 residential and business customers located primarily within Kaufman, Henderson and Anderson counties southeast of Dallas, Texas (the “Wireline Area”).

Competition

The market for our Wireline and Wireless Service is highly competitive, and includes companies that offer a variety of services using a number of distinctly different technological platforms, such as wireline telephone and cable networks, DSL, third-generation cellular, satellite, wireless Internet service and other emerging technologies. We compete with these companies on the basis of the portability, ease of use, speed and price of our respective services. Competitors to both of our services include:

Incumbent Local Exchange Carriers and Common Local Exchange Carriers

We face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, we face competition from traditional wireline companies like Verizon Communications Inc., Qwest Corporation and AT&T Inc., all of which are so called ‘‘incumbent local exchange carriers,’’ as well as Covad Communications Group, Inc., Speakeasy, Inc., XO Communications, LLC, MegaPath Networks Inc., and Choice One Communications Inc., all of which are so called ‘‘common local exchange carriers.’’

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as Comcast Corporation, and incumbent telephone companies, such as AT&T Inc. or Verizon Communications Inc. Both the cable and telephone companies deploy their services over wired networks initially designed for voice and one-way data transmission that have subsequently been upgraded to provide for additional services.

Cellular and PCS Services

Cellular and personal communications service, or PCS, carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. These providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. If one or more of these providers can deploy technologies that compete effectively with our services, the mobility and coverage offered by these carriers will provide even greater competition than we currently face. Moreover, more advanced cellular and PCS technologies, such as third generation mobile technologies currently offer broadband service with packet data transfer speeds of up to 2,000,000 bits per second for fixed applications, and slower speeds for mobile applications. We believe mobile operators, including Cingular Wireless LLC, Sprint Nextel Corporation, T-Mobile USA, Inc, Verizon Communications Inc. and others will roll out third generation cellular services across most major United States markets by the end of 2007. We also expect that third generation technology will be improved to increase connectivity speeds to make it more suitable for a range of advanced applications.

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In addition to these commercial operators, many local governments, universities and other governmental or quasi-governmental entities are providing or subsidizing ‘‘WiFi’’ networks over unlicensed spectrum, in some cases at no cost to the user. There exist numerous small local urban and rural wireless operations offering local services that could compete with us in certain of our present or planned geographic markets. In addition, Sprint Nextel Corporation holds 2.5GHz licenses throughout the United States and has announced plans to invest $3 billion in building out a nationwide WiMAX-based network throughout the United States, including launching in 11 markets during 2007. Clearwire Corporation also offers wireless high speed Internet access utilizing WiMAX-based technology in various markets and has indicated that it intends to offer this service throughout the United States.

Satellite

Satellite providers, such as WildBlue Communications, Inc. and Hughes Network Systems, LLC, offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge satellite providers’ ability to provide some services, such as VoIP, which reduces the size of the addressable market.

Other

We believe other emerging technologies may also seek to enter the broadband services market. For example, we are aware that several power generation and distribution companies are seeking to develop or have already offered commercial broadband Internet services over existing electric power lines.

Competitive Strength

We have an efficient economic model. Our Wireless Service is characterized by low fixed capital and operating expenditures relative to other wireless and wireline broadband service providers. Our system is expandable and covers an area up to several miles away from each tower, which will enable us to realize incremental savings in our build-out costs as our subscriber base grows.

#

Marketing

We operate a multi-channel sales and marketing infrastructure using a direct sales force, authorized re-seller and referral agents, strategic alliances, and targeted marketing programs within our core markets.  The multi-channel approach reaches a broad and diverse potential customer base within those markets. The agent and reseller channel allows us to expand quickly with a local marketing presence in our markets.  However, our main selling effort will come from our own direct sales force employing targeted marketing programs directed at buildings within our markets.

Our IBT subsidiary had initially entered the Dallas, Fort Worth and Austin, Texas metropolitan markets by establishing strategic alliances with several major building real estate owners or managers in each city.  A typical partner owns or manages office parks, flex buildings, and/or high-rise multiple-tenant office buildings that can benefit from the enhanced services of a “plug and play” high-speed Internet amenity added to their properties. These partners recognize the need for high-speed services in their portfolios, and will participate in the gross revenue stream of subscriptions generated from their tenant base.  We continue to employ this strategy today

Regulatory Matters

Regulation of our Wireless Service

Wireless broadband services are subject to regulation by the Federal Communications Commission. At the federal level, the Federal Communications Commission has jurisdiction over wireless transmissions over the electromagnetic spectrum and all interstate telecommunications services. State regulatory commissions have jurisdiction over intrastate communications. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements and requiring installation permits.

Telecommunications Regulation

Our Wireless Service can be used to provide Internet access service, interconnected VoIP service and virtual private networks, or VPNs. In a decision in March 2007, the Federal Communications Commission has classified wireless broadband Internet access service as an interstate information services that is regulated under Title I of the Communications Act of 1934, as amended. Accordingly, most regulations that apply to telephone companies and other common carriers do not apply to our Wireless Service. For example, we are not currently required to contribute a percentage of gross revenues from our Wireless Service to universal service funds used to support high-cost, rural local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities, or ‘‘USF Fees.’’

We are not required to file tariffs with the Federal Communications Commission, setting forth the rates, terms, and conditions of our Wireless Service. The Federal Communications Commission, however, is currently considering whether to impose various consumer protection obligations, similar to Title II obligations, on wireless broadband Internet access providers. These requirements may include obligations related to truth-in-billing, slamming, discontinuing service, customer proprietary network information and federal universal service funds mechanisms. Internet access providers are currently subject to generally applicable state consumer protection laws enforced by state Attorneys General and general Federal Trade Commission consumer protection rules.

On August 5, 2005, the Federal Communications Commission adopted an Order finding that both facilities-based broadband Internet access providers and interconnected VoIP providers are subject to the Communications Assistance for Law Enforcement Act, or CALEA, which requires service providers covered by that statute to build certain law enforcement surveillance assistance capabilities into their communications networks. The Federal Communications Commission required facilities-based broadband Internet access providers and interconnected VoIP providers to comply with CALEA requirements by May 14, 2007.

On May 3, 2006, the Federal Communications Commission adopted an additional Order addressing CALEA compliance obligations of these providers. In that order, the Federal Communications Commission: (i) affirmed the May 14, 2007 compliance deadline; (ii) indicated compliance standards are to be developed by the industry within the telecommunications standards-setting bodies working together with law enforcement; (iii) permitted the use of certain third parties to satisfy CALEA compliance obligations; (iv) restricted the availability of compliance extensions; (v) concluded that facilities-based broadband Internet access providers and interconnected VoIP providers are responsible for any CALEA development and implementation costs; (vi) declared that the Federal Communications Commission may pursue enforcement action, in addition to remedies available through the courts, against any non-compliant provider; and (vii) adopted interim progress report filing requirements.

Broadband Internet-related and Internet protocol-services regulatory policies are continuing to develop, and it is possible that our Wireless Service could be subject to additional regulations in the future. The extent of the regulations that will ultimately be applicable to these services and the impact of such regulations on the ability of providers to compete are currently unknown.

Spectrum Regulation

The Federal Communications Commission routinely reviews its spectrum policies and may change its position on spectrum allocations from time to time. Because our Wireless Service operates exclusively in unregulated spectrum, we are  license exempt form the Federal Communications Commission. The Federal Communications Commission is currently examining previously adopted rules for the 3650-3700 MHz spectrum band. Currently, this band is allocated for use to an unlimited number of operators pursuant to a link registration process. The Federal Communications Commission is currently reviewing these rules and could make significant changes to the licensing in this band. Similarly, the Federal Communications Commission has modified regulation in the 2.5 GHz BRS/EBS spectrum band and, from time to time, can modify or change spectrum allocations pursuant to rulemaking proceedings. We believe that the Federal Communications Commission is committed to allocating spectrum to support wireless broadband deployment throughout the United States and will continue to modify its regulations to foster such deployment, which will help us implement our existing and future business plans.

Internet Taxation

The Internet Tax Non-Discrimination Act, which was passed by Congress in November 2004 and signed into law in December 2004, renewed and extended until November 2007 a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium had previously expired in November 2003, and as with the preceding Internet Tax Freedom Act, ‘‘grandfathered’’ states that taxed Internet access prior to October 1998 to allow them to continue to do so. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services, which could, in turn, materially adversely affect our business.

State Regulation

The location and construction of our wireless transmitter towers and antennas are subject to state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site and tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase and the service provided to our customers might be reduced.

Regulation of our Wireline Service

In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or USF), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high-cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end user interstate telecommunications revenue. Some states have similar programs which require contribution based on end user intrastate telecommunications revenue.

  Amendments to the Communications Act encourage competition in local telecommunications markets by removing barriers to market entry and imposing on non-rural incumbent local exchange carriers (or ILECs), among other things, duties to:

• negotiate interconnection agreements at any technically feasible point on just, reasonable, and non-discriminatory rates, terms, and conditions;

• provide access to certain unbundled network elements (or UNEs), such as local loops and interoffice transport, or combinations of UNEs at nondiscriminatory, cost-based rates in certain circumstances;

• provide physical collocation, which allows competitive local exchange carriers (or CLECs), such ours, to install and maintain its network termination equipment in an ILEC's central office or to obtain functionally equivalent forms of interconnection under certain circumstances;

• provide access to poles, ducts, conduits, and rights-of-way on a reasonable, non-discriminatory basis;

• offer retail local telephone services to resellers at discounted wholesale rates;

• when a call originates on its network, compensate other telephone companies for terminating or transporting the call;

• provide dialing parity, which ensures that customers are able to route their calls to telecommunications service providers without having to dial additional digits;

• provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and

• provide telephone number portability, so customers may keep the same telephone number if they switch service providers.

In addition, under Section 271 of the Communications Act, the Bell Operating Companies (or BOCs) have an obligation to provide certain network elements, including elements (for example, local switching) that have been removed from the mandatory list of network elements that must be unbundled under Section 251 of the Communications Act. The BOCs are required to provide Section 271 network elements under a "just and reasonable" pricing standard. However, the FCC has removed the BOC's obligation to provide certain network elements under Section 271. There can be no assurance that the FCC will not continue to exercise its authority to remove other Section 271 network element obligations in the future. Any such action by the FCC may have an adverse effect on our Wireline Service’s financial condition or operations. We operate in a region where the ILEC is required to comply with the above-mentioned statutory provisions, and, accordingly, has benefited from the reduced costs in acquiring required communication services, such as ILEC interconnection, and has benefited from the right to receive compensation for the termination of traffic. Provisions relating to interconnection, telephone number portability, equal access, and resale could, however, subject us to increased competition and additional economic and regulatory burdens.

State Regulation of Our Wireline Service

Although our operations in Texas are regulated by the FCC and governed by the Communications Act, like other states, Texas has a Public Utilities Commission (or PUC) that oversees public utilities including the local telephone company. We are required to file monthly public reports and state tariffs disclosing our pricing and the areas in which we plan to provide services.

In 2007, the PUC granted our petition for classification as an "Eligible Telecommunications Carrier" (or ETC) and an “Essential Telecommunications Provider,” which permits us to receive reimbursement from the Universal Service Fund (or USF) for providing high-cost telephone services.

Strategy

Going forward, the Company’s primary focus will be on the expansion of its Wireless Service through the acquisition of additional qualified fixed wireless, and in some opportunistic cases, wireline broadband providers in markets throughout the Southwest region and beyond.  By consolidating our operations with those of the acquired companies, management intends to seek to increase market share, improve margins and facilitate unified branding efforts that create brand identification.

The Company also seeks to increase its current cash flow by adding new small to medium-sized business customers to its existing wireless metropolitan networks in Dallas, Fort Worth and Austin, Texas, and in the Wireline Area.

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

Suppliers

We do not have agreements in place for our equipment, because we purchase off-the-shelf equipment from several national suppliers including CTI, Inc., Hutton Communications, TESSCO, Trango, Motorola and others.  We do, however, have agreements in place with internet providers such as Broadwing Communications, Time Warner Communications and IAC Services in order to connect our Wireless Service to the internet. We also have an interconnection agreement with Embarq in order to service our Wireline Service Customers.

Employees

At September 30, 2006 the Company employed 20 full-time employees and no part-time employees.

DESCRIPTION OF PROPERTY

Our corporate headquarters and Wireless Service offices and warehouse are located at 14286 Gillis Rd, Farmers Branch, TX 75244, where we lease approximately 3,500 square feet.  The Company’s main office for its Wireline Service business is a leased premise located at 214 Palestine, Athens, Texas. The Company also leases other property in connection with its Wireline Service located at 214 N. Carroll Street, Athens, Texas and 902 W. Tyler Street, Athens, Texas. The Company also owns without encumbrance property located at 204 N. Madison Street, Kaufman, Texas. We consider our leased and owned properties to be suitable and adequate for our business operations.

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

SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was quoted on the OTC Bulletin Board from March 8, 2007 through the date of this report under the symbol IBBD.OB. Prior to March 8, 2007, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2007	High	Low
1st Quarter	---------	-------
2nd Quarter	---------	-------
3rd Quarter	$1.50	$0.65
4th Quarter	$0.61	$0.25

The last reported sales price of our common stock on the OTC Bulletin Board on January 10, 2008 was $0.51. As of January 10, 2007 there were approximately 346 holders of record of our common stock.

No dividends have been declared on the Company’s stock, nor does the Company foresee any dividends being declared in the near future.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be Issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,238,000	$0.06	4,044,737
Equity compensation plans not approved by shareholders	None
Total	10,238,000	$0.06	4,044,737

RECENT SALES OF UNREGISTERED SECURITIES

On December 30, 2005, the Company issued 11,331 shares of common stock to the former shareholders of IBT in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D thereunder.

On November 8, 2006 the Company issued to a lender (i) two promissory notes in the aggregate principal amount of $5,000,000, and (ii) a warrant to purchase 4,000,000 shares of the Company’s common stock at the exercise price of $0.001 per share. The notes and warrant were issued in reliance of the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D thereunder.

On December 4, 2006 the Company issued a common stock purchase warrant to its majority shareholder, Raymond J. Nawara. The warrant allows the right at any time to purchase up to 2,578,000 shares of the Company’s common stock at $0.001 per share. The warrant was issued in reliance of the exemption from registration provided by Section 4(2) of the Securities Act  and/or Regulation D thereunder.

On December 4, 2006 a total of 2,910,000 stock options were issued to executive officers and employees of the Company and its subsidiaries under the Company’s 2006 Stock Incentive Plan at an exercise price of $0.02 per share. The issuances of the options were deemed to be exempt from registration under Section 4(2) of the Securities Act and/or Rule 701 thereunder.

 On March 13, 2007 a total of 50,000 stock options were issued to a director under the Company’s 2006 Stock Incentive Plan at the exercise price of $0.02 per share. The issuance of the options was deemed to be exempt from registration under Section 4(2) of the Securities Act and/or Rule 701 thereunder.

On April 17, 2007 the Company issued and sold to Broadvox, LLC (“Broadvox”) a total of 497,238 shares of its common stock to complete its payment to Broadvox of the consideration required for the purchase of the assets of Cedar Valley Communications, Inc., as reported in the Current Report Form 8-K filed November 13, 2006, which is incorporated by reference into this Current Report.  The shares were issued in reliance of the exemption provided by Section 4(2) of the Securities Act and/or Regulation D thereunder.

 On April 30, 2007 the Company issued a common stock purchase warrant to its majority shareholder, Raymond J. Nawara. The warrant allows the right at any time to purchase up to 600,000 shares of the Company’s common stock at $1.01 per share. The warrant was issued in reliance of the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D thereunder.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of the Company’s operations as of the date of September 30, 2007.  Any reference to events and results of operations that occurred prior to September 29, 2005 refer to events and results of operations of the Company’s IBT subsidiary prior to its reverse merger with the Company. Reference to events and results of operations that occurred after September 29, 2005 refer to events and results operations of the Company and its subsidiaries.

This discussion and analysis should be read in conjunction with the Company's unaudited Financial Statements including the Notes thereto, which are included elsewhere in this Annual Report.  Because of a lack of audited financial statements at this time, all references to expenses and loss do not reflect any charges resulting from the Company’s issuance of warrants and stock options described elsewhere in this report. Upon the completion of our audit, we will amend this information accordingly.

Summary Discussion of Liquidity

The Company has incurred operating losses since its inception, including net losses of $664,645 for the fiscal year ended September 30, 2005, $987,860 for the fiscal year ended September 30, 2006 and $2,233,433 for the fiscal year ended September 30, 2007. Management anticipates losses in the foreseeable future.  As of September 30, 2005, September 30, 2006 and September 30, 2007 the Company had cash and accounts receivable totaling $3,088, $7,692 and  $176,712, respectively.

The Company’s independent certified public accountants have repeatedly stated in their reports that:

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

Since inception, the Company has funded its cash requirements through; (i) operating revenues, (ii) sales of its common stock pursuant to offerings in accordance with SEC Regulation D and Rule 506, (iii) bank loans, (iv) loans from unaffiliated individuals, and (v) since July 29, 2002, on-going loans by its majority shareholder.  The Company cannot rely indefinitely on continued support from its majority shareholder.

On November 7, 2006 the Company entered into a Securities Purchase agreement with a lender pursuant to which the Company issued and sold to the lender two promissory notes. One is a secured term note in the principal amount of $2,500,000 and the other a secured non-convertible term note in an additional principal amount of $2,500,000, and a warrant to purchase up to 4,000,000 shares of the Company’s stock. Each note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal plus 2%, subject to a floor of 10% per annum. The transaction closed on November 8, 2006 and the funds from the secured term note were released to the company. Net proceeds to the Company after payment of fees and expenses were $2,208,500. From the net proceeds, $1,000,000 was used to acquire certain assets of Cedar Valley Communications, Inc., as previously discussed, and $251,015 was used to retire senior secured debt. The remainder of the proceeds of the secured term note will be used for general working capital purposes. Pursuant to the terms and conditions of the loan documents, the lender was granted a first priority security interest in all of the Company’s assets.

As of September 30, 2007 and at the date of this Annual Report, the Company is in default under the secured term note because of its inability to make required monthly payments. The Company cannot pay the sum of (as of December 31, 2007) $136,117.06 in past due principal, interest, fees and penalties.  The total loan balance as of December 31, 2007 is $2,518,596.

The funds from the secured non-convertible term note were released and deposited into a restricted account to be released to the Company under certain terms and conditions. However, as a consequence the Company’s default in its inability to make payments under the secured term note, the secured non-convertible term note was cancelled by the lender and was paid down by the transfer of the cash in the restricted account to the lender, including accrued interest income earned.  The Company no longer has access to these funds.

As of September 30, 2007 the Company lacked sufficient cash and cash equivalents to fund operations for the next 12 months. The Company suffers monthly losses and has insufficient cash or cash equivalents to pay its overdue (as of September 30, 2007) $1,049,245 in Accounts Payable, $884,241 in Accrued Expense & Liabilities and $5,995,369 in outstanding loans.  Currently, none of those creditors, as for example, Hutton Communications, has made any claim or demand for payment.  However, as of September 30, 2007 the Company was in default of its repayment obligations to its senior secured lender in the amount, if accelerated, of $2,500,000 plus accrued and unpaid interest.

At September 30, 2007 the Company was engaging in efforts to raise capital from both foreign and domestic sources, but it had no agreements in place for any financing.

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

As noted by our auditors’ repeated opinions above, the Company is in default of covenants and repayment schedules with most creditors.  The Company’s material capital commitments for the fiscal year 2008 and beyond include, among other things, (as of September 30, 2007) capital for the payment of $1,049,245 in Accounts Payable, $884,241in Accrued Expenses & Liabilities and $5,995,369 in loans outstanding.  Additionally, based upon our fiscal year 2007 net loss (less depreciation) in the amount of $2,024,832, and assuming a continuation of that same trend over the next 12 months, the Company’s capital commitments to fund net operating losses alone in the next 12 months alone is estimated to exceed 2 million dollars.    Additionally, the Company would require additional capital of an indeterminable amount in the next 12 months and beyond in order to implement its acquisition and consolidation strategy.

On November 7, 2006 the Company entered into a Securities Purchase agreement with a lender pursuant to which the Company issued and sold to the lender two promissory notes. One is a secured term note in the principal amount of $2,500,000 and the other a secured non-convertible term note in an additional principal amount of $2,500,000, and a warrant to purchase up to 4,000,000 shares of the Company’s stock. Each note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal plus 2%, subject to a floor of 10% per annum. The transaction closed on November 8, 2006 and the funds from the secured term note were released to the company. Net proceeds to the Company after payment of fees and expenses were $2,208,500. From the net proceeds, $1,000,000 was used to acquire certain assets of Cedar Valley Communications, Inc., as previously discussed, and $251,015 was used to retire senior secured debt. The remainder of the proceeds of the secured term note will be used for general working capital purposes. Pursuant to the terms and conditions of the loan documents, the lender was granted a first priority security interest in all of the Company’s assets.

As of September 30, 2007 and at the date of this Annual Report, the Company is in default under the secured term note because of its inability to make required monthly payments. The Company cannot pay the sum of (as of December 31, 2007) $136,117.06 in past due principal, interest, fees and penalties.  The total loan balance as of December 31, 2007 is $2,518,596.  The lender has a first priority security interest in all of the Company’s assets. As of the date of this Annual Report, the lender has not taken any action to enforce its rights under the secured term note and related transactional documents, although it free to do so at any time.

The funds from the secured non-convertible term note were released and deposited into a restricted account to be released to the Company under certain terms and conditions. However, as a consequence of the Company’s default in its inability to make payments under the secured term note, the secured non-convertible term note was cancelled by the lender and was paid down by the transfer of the cash in the restricted account to the lender, including accrued interest income earned.  The Company no longer has access to these funds

Financial Statements

General

The consolidated financial statements of the Company for the fiscal year ended September 30, 2007 include the results of the recently acquired iBroadband Networks, Inc (formerly named Cedar Valley Communications, Inc.). The Company began operations of this subsidiary on

November 9, 2006. The Company acquired the assets of Cedar Valley and began operating a local telephone exchange operation. Although the acquired company provides internet connectivity to some customers, the primary source of revenue is from sales of local wired telephone exchange services. The discussion below will therefore refer to certain changes in the financial statements from year to year as add on items resulting from the operation of the new company.

Revenues:

The Company’s primary source of revenue results from monthly billings for its Internet Connection Service and local Telephone Exchange services.  Other revenues include fees for installation of telephone and Internet connections, certain other Internet services, routine sales of equipment required for the service connection, and other non-recurring sales. The chart below describes sales by category for the periods from the nine months ended September 30, 2005 through the fiscal years ended September 30, 2006 and 2007.

Category	9 Months Ended 9/30/05	Fiscal Year Ended 9/30/06	Fiscal Year Ended 9/30/07
Internet Service Revenue	420,849	521,254	703,203
Local Exchange Rev	-0-	-0-	1,541,527
Installation Revenue	12,004	28,365	62,125
Other Web Services	7,532	12,516	9,022
Equipment Sales	3,915	9,779	2,494
Other Non-recurring Rev	15,271	50,932	28,110
Total Revenue	459,571	622,846	2,346,481

Internet Service Revenue for the fiscal year ended 9/30/07 is higher by $181,949 over the year ago fiscal year. This is due to $231,892 in additional revenues provided through the acquired subsidiary offset by cancellations exceeding new customer sales in the pre-existing customer base. The loss of customers is due to lack of capital to support an effective sales and marketing program.

Installation revenue increased by $33,760 due to $51,395 in new sales from the acquired subsidiary, which was offset by lower installation activity in the pre-existing business. Equipment sales are down in the comparative fiscal year ends due to lower installations in the wireless internet segment. Other non-recurring revenues were down primarily due to sales of obsolete inventory that occurred in fiscal year 2006 compared to none in fiscal year 2007.

Local exchange revenue represents the primary sales segment of the acquired subsidiary.

Costs of Revenues:

Costs of Revenues include broadband and telephone circuits, local exchange operating expenses, rooftop/tower rents, cost of equipment sold and certain other miscellaneous costs. The chart below describes these costs by category over the three periods.

Category	9 Mos Ended 9/30/05	Fiscal Year Ended 9/30/06	Fiscal Year Ended 9/30/07
Broadband Services	94,285	121,450	110,995
Local Exchng Oper Exp	-0-	-0-	1,150,579
Rooftop/Tower Rent	89.813	121,380	107,761
Cost of Equipment Sold	8,329	29,506	1,454
Misc Other Costs	37	30	-303
Total Costs of Revenue	192,464	268,736	1,370,486

Broadband Services represents the purchase of bandwidth circuits from major carriers for resale to customers. The Company rents space on rooftops and towers for placement of its infrastructure links. The reduction in cost from year to year for roof rents is due to renewed lease contracts at a lower monthly rental. Broadband services are lower due to lower demand.

Salaries and Benefits:

Salaries and Benefits expenses are $621,241 higher in fiscal year 2007 as compared to fiscal year 2006. Salaries and benefits paid to employees of the acquired subsidiary accounts for $544,180 of the increase. The remainder o the difference is due to the Company’s CEO converting from part time to full time pay in August of 2006 and offset by a reduction in overall staffing.

Depreciation & Amortization:

Depreciation expense during fiscal year 2007 increased by $187,779 over fiscal year 2006. This is accounted for by $193,536 in depreciation on new assets acquired in the acquisition subsidiary and offset by certain assets becoming fully depreciated during 2007 in the carry forward asset base.

Other Expenses:

Other Expenses include General & Administration Cost, Facility Costs, Network Operating Costs and certain other charges and credits. There was a $627,032 increase in fiscal year 2007 versus fiscal year 2006. Expenses in the acquired company accounted for $324,512 of the change. Additionally, legal fees were higher by $21,584, financing fees were higher by $272,534, travel expenses were higher by $75,100 and consulting fees were lower by $79,218. The finance fess and travel increases are related to fund raising activities. All other expense items were higher by $12,520 in the aggregate.

Interest Expense:

Interest Expense in fiscal year 2007 was $413,386 higher as compared to fiscal year 2006 due to higher net borrowings.

Inventory:

Inventory balances are higher at fiscal year end 2007 as compared to fiscal year end 2006 due to $69,612 of inventory acquired in the acquisition of iBroadband Networks, Inc.

Accounts Receivable:

Accounts Receivable as September 30, 2007 was $145,689 higher than the year ago fiscal year end. This is due to receivables of the acquired subsidiary, which accounted for $125,435 of the change.

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

We Have Historically Lost Money And Expect Our Losses Will Continue In The Future

Since inception, the Company has incurred operating losses.  For the fiscal year ended September 30, 2007 we lost $2,233,433.  We expect that we will incur operating losses for the foreseeable future. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

Our Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern

Our ability to continue as a going concern is an issue raised as a result of the Company’s ongoing operating losses since its inception and its default on covenants and payments on the majority of its debt.  We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to negotiate debt forgiveness or extended payment terms for our debt, generate a profit and obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We Are in Default to Our Institutional Lender

At September 30, 2007 and at the date of this Annual Report, we are in default of our obligation to our institutional lender in the amount, if accelerated, of $2,500,000 plus accrued and unpaid interest, and we lack the ability to pay. Our lender has a first security interest in all of our assets, which it could acquire if it chooses to do so at any time.

Our Majority Shareholder and Lender, Raymond J. Nawara, Has a Security Interest in Our Assets

Although the loans totaling $2,744,974 from our majority shareholder are not in default, they are demand obligations that he may call at any time.  If he does make a demand and we are unable to repay him, Mr. Nawara possesses a junior security interest in all of the Company’s assets, which he could acquire upon the default.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Hamper Our Ability To Generate Income

We have certain key technical employees who manage our operations, and, if we were to lose their services, the operation of our wireless and wireline networks could be placed at risk if we were unable to recruit and train replacements quickly. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract the sufficient number and quality of staff.

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

We will require additional capital.  We currently do not have enough installed systems to generate the cash flow needed to pay our general and administrative expenses, and will need to install a significant number of additional systems before we will achieve a breakeven level of operations.  We project that we currently have sufficient capital to continue in business for approximately one month.   We cannot guarantee that additional financing will be available on favorable terms, or at all. Any additional financings may dilute the value and voting power of the common stock. We currently have no credit facilities, and we cannot guarantee that we will be able to arrange any such debt financing or that such financing, if available, will be on acceptable terms. If we cannot obtain adequate funds, we cannot fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to market demands or to competitive pressures or market changes.  More importantly, we may never realize revenues sufficient to sustain our operations and, we may fail in our business and cease operations.

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

Any Failure To Maintain Adequate General Liability, Commercial, and Product Liability Insurance Could Subject Us To Significant Losses Of Income

While the Company does carry general liability, product liability and commercial insurance, we cannot guarantee, however, that this insurance will be adequate to protect us against any general, commercial and/or product liability claims. Any general, commercial and/or product liability claim which is not covered by such policy, or is in excess of the limits of liability of such policy, could have a material adverse effect on our financial condition. There can be no assurance that we will be able to maintain this insurance on reasonable terms.

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

To date, most of our capital since inception has come from sales of common stock to and loans from its majority shareholder and his affiliates. This shareholder is not contractually obligated to purchase any additional shares of common stock from us or loan us any additional funds.  Since we do not anticipate that the majority shareholder will provide any additional capital to us, we will have to locate other investors.  Until we find new investors to replace him, we may have to severely reduce our operating expenses and would need to defer installation of new wireless systems in order to stay in business.  There is no assurance that we will be able to reduce our operating expenses and installation costs sufficiently, and thus no assurance that we will be able to stay in business if we are not able to locate other investors to invest additional amounts in us.

We Do Not Intend To Pay Any Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future.

Many of Our Competitors are Better Established and have Resources Significantly Greater Than We Have, Which May Make it Difficult to Attract and Retain Subscribers.

The market for wireline and broadband and related services is highly competitive, and we compete with several other companies within each of our markets. Many of our competitors are well established with larger and better developed networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services. We may not be able to reduce our prices or otherwise combine our services with other products or services, which may make it more difficult to attract and retain subscribers. In addition, new competitors may emerge for our primarily commercial and business customer base from businesses primarily engaged in providing residential services to consumers.

Many of our competitors are better established or have greater financial resources than we have. Our competitors include:

·

cable operators offering high-speed Internet connectivity services and voice communications;

·

incumbent and competitive local exchange carriers providing local and long distance telephone, digital subscriber line, or DSL, services over existing wide, metropolitan and local area networks;

·

third generation, or 3G, cellular, personal communications service, or PCS, and other wireless providers offering wireless broadband services and capabilities, including developments in existing cellular and PCS technology that may increase network speeds or have other advantages over our services;

·

internet service providers offering dial-up Internet connectivity;

·

municipalities and other entities operating free or subsidized networks;

·

providers of VoIP telephone services;

·

wireless Internet service providers using licensed or unlicensed spectrum;

·

satellite and fixed wireless service providers offering or developing broadband Internet connectivity and VoIP telephony;

·

electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines; and

·

resellers providing wireless Internet service by ‘‘piggy-backing’’ on DSL or networks operated by others.

We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. This competition may make it difficult to attract and retain subscribers.

We May Experience Difficulties in Constructing, Upgrading and Maintaining Our Network, Which Could Adversely Affect Customer Satisfaction, Increase Subscriber Turnover and Reduce Our Revenues.

Our success depends on developing and providing products and services that give subscribers high quality Internet connectivity. If the number of subscribers using our network and the complexity of our products and services increase, we will require more infrastructure and network resources to maintain the quality of our services. Consequently, we may be required to make substantial investments to construct and improve our facilities and equipment and to upgrade our technology and network infrastructure. If we do not implement these developments successfully, or if we experience inefficiencies, operational failures, or unforeseen costs during implementation, the quality of our products and services could decline.

We may experience quality deficiencies, cost overruns and delays in implementing our network improvements and expansion, in maintenance and upgrade projects, including the portions of those projects not within our control or the control of our contractors. Our network requires the receipt of permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such bodies often limit the expansion of transmission towers and other construction necessary for our business. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing projects. In addition, we typically are required to obtain rights from land, building or tower owners to install our antennae and other equipment to provide service to our subscribers. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to construct our network and expand our services.

We also face challenges in managing and operating our network. These challenges include operating, maintaining and upgrading network and customer premises equipment to accommodate increased traffic or technological advances, and managing the sales, advertising, customer support, billing and collection functions of our business while providing reliable network service at expected speeds and quality. Our failure in any of these areas could adversely affect customer satisfaction, increase subscriber turnover or churn, increase our costs and decrease our revenues.

We Utilize Unlicensed Spectrum, Which is Subject to Intense Competition, Low Barriers of Entry and Slowdowns Due to Multiple Simultaneous Users.

We presently utilize unlicensed spectrum in connection with our service offerings. Unlicensed or ‘‘free’’ spectrum is available to multiple simultaneous users and may suffer bandwidth limitations, interference, and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently or may in the future utilize, threatening our ability to reliably deliver our services. Moreover, the prevalence of unlicensed spectrum creates low barriers of entry in our business, creating the potential for heightened competition.

Excessive Customer Churn May Adversely Affect Our Financial Performance by Slowing Customer Growth,Increasing Costs and Reducing Revenue.

The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

·

billing errors and/or general reduction in the quality of our customer service;

·

interruptions to the delivery of services to customers over our network; and

·

the availability of competing technology, such as cable modems, DSL, third-generation cellular, satellite, wireless internet service and other emerging technologies, some of which may, from time to time, be less expensive or technologically superior to those offered by us.

An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenue.

If Our Strategy is Unsuccessful, We Will Not be Profitable and Our Stockholders Could Lose Their Investment.

There is no track record for companies pursuing our strategy. Many fixed wireless companies that have sought to develop markets in which we operate by pursuing alternative business strategies or strategies similar to ours have failed and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue that may cause the value of our company to decrease, thereby potentially causing our stockholders to lose their investment.

We May Not be Able to Effectively Control and Manage Our Growth, Which Would Negatively Impact Our Operations.

If our business and markets continue to grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause backlogs and administrative inefficiencies.

The Industry in Which We Operate is Continually Evolving, Which Makes it Difficult to Evaluate Our Future Prospects and Increases the Risk of an Investment in Our Securities. Our Services May Become Obsolete, and We May Not Be Able to Develop Competitive Products or Services on a Timely Basis, or at All.

The broadband and wireless services industries are characterized by rapid technological change, competitive pricing, frequent new service introductions and evolving industry standards and regulatory requirements. We believe that our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on technological development, such as:

·

competition from service providers using more traditional and commercially proven means to deliver similar or alternative services;

·

competition from new service providers using more efficient, less expensive technologies, including products not yet invented or developed;

·

uncertain customer acceptance;

·

realizing economies of scale;

·

responding successfully to advances in competing technologies in a timely and cost-effective manner;

·

migration toward standards-based technology, requiring substantial capital expenditures; and

·

existing, proposed or undeveloped technologies that may render our wireless broadband services less profitable or obsolete.

As the services offered by us and our competitors develop, businesses and consumers may not accept our services as a commercially viable alternative to other means of delivering wireless broadband services. As a result, our services may become obsolete, and we may not be able to develop competitive products or services on a timely basis, or at all.

We Are Subject to Extensive Regulation That Could Limit or Restrict Our Activities. If We fail to Comply With These Regulations, We May Be Subject to Penalties, Including Fines and Suspensions, and Past Due Fees and Interest, Which May Adversely Affect Our Financial Condition and Results of Operations.

Our business is extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security, and consumer laws also apply to our business. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services, such as cable and DSL providers and telecommunications carriers, also affects our business.

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

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 28, 2006 the Company dismissed Killman, Murrell & Company P.C. (“Killman”) as the Company’s independent registered public accounting firm.

Killman’s audit reports for the last two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company’s Board of Directors. In connection with Killman’s audits there were no disagreements with Killman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Killman, would have caused them to make reference in connection with their opinion for such years to the subject matter of the disagreement.

 Effective November 28, 2006 the Company approved the engagement of Lawrence Scharfman & Co., CPA P.A. (“Scharfman”) as its new independent registered public accounting firm.

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

OTHER INFORMATION

None.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and positions of our executive officers and directors. 2007. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and qualify. Our Board of Directors appoints our officers, and their terms of office are at the discretion of the Board of Directors, except to the extent governed by an employment contract. There is no family relationship between any of our executive officers and Directors.

As of September 30, 2007 our directors and executive officers, their age, positions, the date of their initial election or appointment as directors or executive officers, and the length of their terms are as follows:

Name	Age	Position	Term	Period
Matthew Hutchins	52	President/CEO/Director	1 yr	10/2001 - Present
Raymond J. Nawara	58	Executive Chairman/Director	1 yr	08/2000 - Present
Gary L. Busby	62	Executive Vice President/General Manager	1 yr	01/2007 – Present
Vic Grover	38	Director	1 yr	03/2007 – Present
Bruce A. Heidecke	61	Director, Secretary & General Counsel	1 yr	08/2004 - Present

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

General Counsel and Secretary, Bruce Heidecke

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

Mr. Heidecke earned his BA in Political Science at the University of Montana in 1969 and his JD in 1973 from the John Marshall College of Law.

Executive Vice President & General Manager, Gary Busby

From 2003 through 2006 Mr. Busby served as Director of Sales and Marketing for Corbin Communications, Inc., an FCC common carrier provider. From 2000 to 2003 he was  a regional sales manager for AT&T. From 1983 through 2000 he was National Manager of Carrier Relations for GTE. He is a graduate of the University of North Texas.

Director, Vic Grover

Since January 2007, Mr. Grover has been employed as Managing Director, Investment Banking for Source Capital Group, Inc. (SCG), a Westport, Connecticut-based boutique securities firm with a focus on communications and alternative energy companies and serving institutional and high net worth clients.  Prior to SCG, in 2006, Mr. Grover was Managing Director for the Communications Practice of Merriman Curhan Ford & Co., a small-cap focused investment bank, where he was responsible for covering specialty communications services including CLECs, next-generation telecommunications, Internet infrastructure, VoIP and converged applications.  In 2005, he was employed at Thomas Weisel Partners (TWP), where he was Vice President of Equity Research and responsible for coverage of alternative and specialty communications.  Prior to joining TWP, in 2003-2004, Mr. Grover was a Principal at Needham & Co., where he provided research coverage on emerging communications companies as a sell-side analyst.  From 1998-2003, he served as Director of Research and Senior Partner at Kaufman Bros. in New York, where he managed that firm’s research department with a focus on technology, media and telecommunications (TMT).  Mr. Grover began his career in 1996 as a Technology Analyst at Sterne, Agee & Leach in Atlanta, Georgia.  He earned his MS in Management at the Georgia Institute of Technology, received a BA from the University of California, San Diego (UCSD), and is a Chartered Financial Analyst (CFA).

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

EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the twelve month period ended September 30, 2005, and the fiscal years ended September 30, 2006 and September 30, 2007.  No executive officers of the Company or its subsidiary, other than those included below, received compensation in excess of $100,000 during the twelve-month fiscal year ended September 30, 2005, and the fiscal years ended September 30, 2006 and September 30, 2007. The following information includes the dollar value of the Named Officers’ base salaries, whether paid or deferred, but the dollar value for their option awards or other compensation cannot be furnished because of our inability to complete our audit at this time. This information will be furnished in an amendment to this Annual Report. The listed individuals shall be hereinafter referred to as the "Named Officers."

                    SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Option Awards ($)	All Other Compensation	Total ($)
Jeffrey Poll Chief Operating Officer	2007 2006 2005	132,000* 132,000 120,000	0 0 0	0 0 0	0 0 0
Matthew Hutchins President & CEO/Director	2007 2006 2005	240,000 50,075 9,000	(1) 0 0	0 0 0	(1) 0 0
Raymond J. Nawara Executive Chairman	2007 2006 2005	60,000 60,000 44,000	0 0 0	(2) 0 0	(2)
Bruce A. Heidecke Director, Secretary & General Counsel	2007 2006 2005	60,000 60,000 60,000	(3)	0	(3)
Gary Busby Executive Vice President/General Manager	2007	90,000	(4)		(4)

* Mr. Poll was terminated from his employment as an officer of the Company on June 2, 2007.

(1)

In fiscal year 2007 Mr. Hutchins was granted a stock option award to purchase 2,000,000 shares of the Company’s common stock at the price per share of $0.02. The options were fully vested at the time of the grant.  The Company has been financially unable to complete the audit of its financial statements for the year ended September 30, 2007. Accordingly, the Company cannot provide either the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R or the total compensation for the year.  The Summary Compensation Table will be amended accordingly upon completion of the audit.

(2)

In fiscal year 2007 Mr. Nawara was issued (i) a warrant to purchase at any time 2,578,000 shares of the Company’s common stock at the price per share of $0.001 (“Warrant 1”), and (ii) a warrant to purchase at any time 600,000 shares of the Company’s common stock at the price per share of $1.01 (“Warrant 2”).  Warrant 1 was issued in consideration of Mr. Nawara’s (a) personal guaranty of $500,000 to secure the Company’s $2, 500,000 loan from Laurus Master Fund, LLC (“Laurus”), and (b)  Mr. Nawara’s subordination to Laurus of his senior security interest in the Company’s assets.  Warrant 2 was issued to Mr. Nawara in consideration of Mr. Nawara’s personal guaranty of a $300,000 bank loan and his pledge as security for the guaranty a certificate representing 1,250,000 shares of the Company’s Common Stock standing in his name.

.

  The Company has been financially unable to complete the audit of its financial statements for the year ended September 30, 2007. Accordingly, the Company cannot provide either the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R or the total compensation for the year.  The Summary Compensation Table will be amended accordingly upon completion of the audit.

(3)

In fiscal year 2007 Mr. Heidecke was granted a stock option award to purchase 500,000 shares of the Company’s common stock at the price per share of $0.02. The options were fully vested at the time of the grant.  The Company has been financially unable to complete the audit of its financial statements for the year ended September 30, 2007. Accordingly, the Company cannot provide either the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R or the total compensation for the year.  The Summary Compensation Table will be amended accordingly upon completion of the audit.

(4)

In fiscal year 2007 Mr. Busby was granted a stock option award to purchase 300,000 shares of the Company’s common stock at the price per share of $0.02. The options vest over 3 years.  The Company has been financially unable to complete the audit of its financial statements for the year ended September 30, 2007. Accordingly, the Company cannot provide either the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R or the total compensation for the year.  The Summary Compensation Table will be amended accordingly upon completion of the audit.

Narrative Disclosure to Summary Compensation Table

The Company has neither any written or oral contracts with any of its Named Officers, nor any compensation plans other than the 2006 Stock Incentive Plan to which all Company employees are eligible. All of the Named Officers serve at the pleasure of the Board. We recognize, however, that Our Executive Chairman, Raymond J. Nawara, owns individually and beneficially in excess of 80% of the Company’s shares and, therefore, is in position to control the composition of the Board.

The option awards to Mssrs. Hutchins and Heidecke were granted on December 4, 2006. Each share underlying the options is exercisable at the price of $0.02 per share. The options may be exercised at any time for a period of 10 years, at which time the awards terminate as to any unexercised options. There are no conditions to exercisability. The options were fully vested at the time of the grants in order to compensate them for their service to the Company over the years at minimal salaries, which at times only equaled the federal minimum wage.

The option award to Mr. Busby was granted on December 4, 2006. Each share underlying the option is exercisable at the price of $0.02 per share. There are no conditions to exercisability. The options vest over a period of 3 years at the rate of 1/3 of the total underlying shares per year. The option expires at the end of 10 years.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of September 30, 2007:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price	Option Expiration Date
Matthew Hutchins	2,000,000			$.02	12/03/2016
Bruce Heidecke	500,000			$.02	12/03/2016
Gary Busby			300,000	$.02	12/03/2016

2006 Stock Incentive Plan

Purpose of the 2006 Stock Incentive Plan

The Company adopted its 2006 Stock Incentive Plan (“Plan”) on December 4, 2006. The purpose of the Plan is to attract, retain and motivate officers, directors, employees (including prospective employees), consultants and others who may perform services for the Company, to compensate them for their contributions to the long-term growth and profits of the Company, and to encourage them to acquire a proprietary interest in the success of the Company.

Eligibility

Employees and consultants of our company and our related companies and non-employee directors of our company may receive awards under the Plan. Only our employees or employees of our subsidiary companies, however, may receive incentive stock options under the Plan.

Awards to be Offered

The 2006 Stock Incentive Plan provides for the granting of:

·

incentive stock options and nonqualified stock options to purchase shares of our common stock;

·

stock appreciation rights representing the right to receive an amount measured by the appreciation in share value;

·

dividend equivalent rights;

·

restricted stock units; and

·

any other equity-related awards which the Board considers consistent with the purpose of the plan.

Shares Subject to the Plan

The total number of shares of Common Stock which may be delivered pursuant to the Plan through the Company’s fiscal year ending September 30, 2007 shall not exceed 5,000,000 shares, and pursuant to awards granted in each fiscal year thereafter shall not exceed ten percent (10%) of the issued and outstanding shares of Common Stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous fiscal years but not covered by awards granted in such years. If, after the effective date of the Plan, any Award is forfeited or otherwise terminates or is canceled without the delivery of shares of Common Stock, shares of Common Stock are surrendered or withheld from any Award to satisfy a grantee's income tax or other withholding obligations, or shares of Common Stock owned by a grantee are tendered to pay the exercise price of any Award granted under the Plan, then the shares covered by such forfeited, terminated or canceled Award or which are equal to the number of shares surrendered, withheld or tendered shall again become available for transfer pursuant to Awards granted or to be granted under this Plan. Notwithstanding the foregoing, but subject to adjustment for stock splits and the like, no more than 4,000,000 shares of Common Stock shall be delivered pursuant to the exercise of Incentive Stock Options. The maximum number of shares of Common Stock with respect to which Options or stock appreciation rights may be granted to an individual grantee (i) in the Company’s fiscal year ending September 30, 2007 shall equal 2,000,000 shares of Common Stock and (ii) in each subsequent fiscal year shall equal 110% of the maximum number for the preceding fiscal year. Any shares of Common Stock (a) delivered by iBroadband, Inc., (b) with respect to which Awards are made by the Company and (c) with respect to which the Company becomes obligated to make Awards, in each case through the assumption of, or in substitution for, outstanding awards previously granted by an acquired entity, shall not be counted against the shares of Common Stock available for Awards under this Plan. Shares of Common Stock which may be delivered pursuant to Awards may be authorized but unissued Common Stock or authorized and issued Common Stock held in the Company’s treasury or otherwise acquired for the purposes of the Plan.

In addition, the aggregate fair market value, determined at the time the option is granted, of shares with respect to which incentive stock options are exercisable for the first time by any participant during any calendar year, under the Plan and under any other incentive stock option plan of our company or a related company, may not exceed $100,000.

Administration, Amendment and Duration of the Plan

The Plan is administered by the board of directors. The Board may award incentive stock options and nonqualified stock options under the Plan. Only our employees may receive incentive stock options. The board also determines the exercise price of each option. However, the exercise price of an option may not be less than 100% of the fair market value of the underlying shares on the date of grant or 110% in the case of an incentive stock option granted to a stockholder beneficially owning 10% or more of our common stock. The exercise price of any option may not be less than the par value of the underlying share(s).

The board determines the term of each option, but no term may exceed 10 years from the date of grant, or 5 years in the case of an incentive stock option granted to a stockholder beneficially owning 10% or more of our common stock. The board also determines at what time or times each option may be exercised and any conditions that must be met before an option may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the board.

Each award granted under the Plan shall be evidenced by a written award agreement, which shall contain such provisions and conditions as the board deems appropriate. The board may grant awards in tandem with or in substitution for any other award or awards granted under this Plan or any award granted under any other plan of the Company. By accepting an award pursuant to the Plan, a grantee thereby agrees that the award shall be subject to all of the terms and provisions of the Plan and the applicable award agreement.

The board has the authority in its discretion to amend the Plan or any award or to terminate the Plan at any time. The board also has the authority in its discretion to determine whether, to what extent and under what circumstances and method or methods (1) awards may be (i) settled in cash, shares of Common Stock, other securities, other awards or other property, (ii) exercised or (iii) canceled, forfeited or suspended, (2) shares of Common Stock, other securities, other awards or other property, and other amounts payable with respect to an award may be deferred either automatically or at the election of the grantee thereof or of the board, (3) loans (whether or not secured by Common Stock) may be extended by the Company with respect to any awards, and (4) awards may be settled by the Company, any of its subsidiaries or affiliates or any of its or their designees.

Treatment of Awards upon Termination of Service

Each award agreement shall provide for the treatment of the award upon termination of a participant’s service of employment for any reason, including death or disability, except that in the case of stock options, awards, to the extent not exercised, shall terminate (1) on the date that is 10 years from the date of the award, or (2) 12 months from the date of a participant’s death, or (3) 3 months from the date of a participant’s termination of employment for any reason other than death.  Notwithstanding the post-termination exercise periods described above, no option or stock appreciation right may be exercised beyond its original term.

Transferability

Awards generally are not transferable, except by will or under the laws of descent and distribution. The compensation committee has the authority, however, to permit a participant to transfer nonqualified stock options and stock appreciation rights.

Adjustments in Shares; Corporate Transactions

The board shall have the authority (but shall not be required) to adjust the number of shares of Common Stock authorized pursuant to the Plan and to adjust equitably (including, without limitation, by payment of cash) the terms of any outstanding awards (including, without limitation, the number of shares of Common Stock covered by each outstanding award, the type of property to which the award is subject and the exercise or strike price of any award), in such manner as it deems appropriate to preserve the benefits or potential benefits intended to be made available to grantees of awards, for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, spinoff, splitup, combination or reclassification of the Common Stock, or any other event the board determines in its sole discretion affects the capitalization of the Company, including any extraordinary dividend or distribution.

Director Compensation

Name	Option Awards ($)	Total ($)
Vic Grover	(1)	(1)

(1)

On March 13, 2007 Mr. Grover was granted an option to purchase 50,000 shares of the Company’s common stock at the price per share of $0.02. The option was fully vested at the time of grant and expires at the expiration of 10 years as to unexercised shares. The Company has been financially unable to complete the audit of its financial statements for the year ended September 30, 2007. Accordingly, the Company cannot provide neither the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R nor the total compensation for the year.  The Director Compensation Table will be amended accordingly upon completion of the audit.

The Company has promised to grant Mr. Grover additional options to purchase 50,000 shares of the Company’s common stock each year during which he serves on the Company’s Board of Directors. The additional options will be awarded under the same terms and conditions as his March 13, 2007 grant, except that the exercise price of each additional option shall be at the stocks’ then current market value.

Other than the arrangement for Mr. Grover, the Company currently does not have any arrangements with or provide any compensation plan for its directors.

Employment Agreements

The Company is not a party to any employment agreements.

Indemnification of Directors and Officers

The Company shall indemnify its Officers, Directors, Employees and Agents in accordance with the following:

Section 1.  Mandatory Indemnification of Directors and Officers.  Each person who at any time is or was a director or officer of the Corporation, and who was, is or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative (a "Proceeding," which shall include any appeal in such a Proceeding, and any inquiry or investigation that could lead to such a Proceeding), by reason of the fact that such person is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan or other enterprise shall be indemnified by the Corporation to the fullest extent authorized by the General Corporation Law of Nevada as the same exists or may hereafter be amended from time to time (the "GCLN"), or any other applicable law as may from time to time be in effect (but, in the case of any such amendment or enactment, only to the extent that such amendment or law permits the Corporation to provide broader indemnification rights than such law prior to such amendment or enactment permitted the Corporation to provide), against judgments, penalties (including excise and similar taxes), fines, settlements and reasonable expenses (including court costs and attorneys' fees) actually incurred by such person in connection with such Proceeding.  The Corporation's obligations under this Section 1 include, but are not limited to, the convening of any meeting, and the consideration of any matter thereby, required by statute in order to determine the eligibility of any person for indemnification.  Expenses incurred in defending a Proceeding shall be paid by the Corporation in advance of the final disposition of such Proceeding to the fullest extent permitted, and only in compliance with, the GCLN or any other applicable laws as may from time to time be in effect.   Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

The Corporation's obligation to indemnify or to prepay expenses under this Section 1 shall arise, and all rights granted hereunder shall vest, at the time of the occurrence of the transaction or event to which such proceeding relates, or at the time that the action or conduct to which such proceeding relates was first taken or engaged in (or omitted to be taken or engaged in), regardless of when such proceeding is first threatened, commenced or completed.  Notwithstanding any other provision of the Articles of Incorporation or these Bylaws, no action taken by the Corporation, either by amendment of the Articles of Incorporation or these Bylaws or otherwise, shall diminish or adversely affect any rights to indemnification or prepayment of expenses granted under this Section 1 which shall have become vested as aforesaid prior to the date that such amendment or other corporate action is taken.

Section 2.  Permissive Indemnification of Employees and Agents.  The rights to indemnification and prepayment of expenses which are conferred to the Corporation's directors and officers by Section 1 of this Article VIII may be conferred upon any employee or agent of the Corporation if, and to the extent, authorized by its Board of Directors.

Section 3.  Indemnity Insurance.  The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan, or other enterprise, against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of the GCLN.

Without limiting the power of the Corporation to procure or maintain any kind of insurance or other arrangement, the Corporation may, for the benefit of persons indemnified by the Corporation (1) create a trust fund, (2) establish any form of self-insurance, (3) secure its indemnity obligation by grant of a security interest or other lien on the assets of the Corporation, or (4) establish a letter of credit, guaranty or surety arrangement."

Certain Indemnification Provisions Under Nevada Law

Under Nevada law:

1.

A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:

 (a) Is not liable pursuant to NRS 78.138; or

 (b) Acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

 The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person is liable pursuant to NRS 78.138 or did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, or that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

      2.  A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:

      (a) Is not liable pursuant to NRS 78.138; or

      (b) Acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

      3.  To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections 1 and 2, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

SEC Opinion on Indemnification

Insofar as indemnification for liabilities arising under the Act may be permitted to officers, directors or persons controlling the Company, the Company acknowledges that, in the opinion of the Securities and Exchange Commission (“SEC”), such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than payment by the Company of expenses incurred or paid by an officer or director of the Company in the successful defense of any action, suit or proceeding) is asserted by such officer or director in connection with the securities being registered, the Company will, unless in the opinion of its legal counsel the matter has been settled by controlling precedent, submit to a court of competent jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

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

a.   Security ownership of certain beneficial owners

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class
Common shares	Raymond J. Nawara (1)(2) 14286 Gillis Rd Farmers Branch, TX 75244	16,310,955 Directly and Indirectly	81%

b.   Security Ownership of Management (3)

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class
Common shares	Raymond J. Nawara (1)(2) 14286 Gillis Rd Farmers Branch, TX 75244	16,310,955 Directly and Indirectly	81%

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 6, 2005, iBroadband, Inc. a Nevada corporation (the “Company”) and shareholders of iBroadband of Texas, Inc., a Delaware corporation (“IBT”) entered an agreement to exchange stock.  The Company had 2,000,000 common shares issued and outstanding, and was to issue an additional 18,000,000 in exchange for 100% of the issued and outstanding shares of IBT.  The exchange would result in IBT becoming a wholly owned subsidiary of the Company.  On September 28, 2005, a supplement to the September 6th agreement was signed.  The supplement agreement allowed for less than 100% of the IBT shareholders to agree to the exchange and on the September 29, 2005 the exchange of stock closed.  The Company issued 17,638,804 common shares in exchange for 98% of the issued and outstanding shares of IBT.  As of September 30, 2007, the Company had 20,147,373 common shares and no preferred shares issued and outstanding.

The Company has received funds through a line of credit from the majority shareholder of the Company.  These amounts advanced were recorded as a note payable totaling $1,669,367, $2,118,867 and $2,744,974 at September 30, 2005, 2006 and 2007, respectively. The advances bear a rate of interest of 8% for the years 2005 and 2006, and 10.25% for the year 2007.  Note principal and interest are due on demand, no later than June 30, 2010 or latest extension.  Amounts expensed for interest on this note were $146,948, $156,620 and $252,147 for the nine months ended September 30, 2005, and the fiscal years ended September 30, 2006 and 2007, respectively.

In February 2007, the Company converted $589,962 of the accrued interest owed to the majority shareholder to notes payable. The note bears a rate of interest of 10.25% and is due on demand no later than June 30, 2010 or latest extension.

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

On December 4, 2006 the Company issued to its Chairman, Raymond J. Nawara (“Nawara”), a Common Stock Purchase Warrant (“Warrant”) which, among other things, granted Nawara the right at any time to purchase up to 2,578,000 shares of the Company’s Common Stock at the price per share of $0.001. The Company’s Board of Directors had on November 9, 2006 approved the issuance of the Warrant to compensate Mr. Nawara because, in connection with and as a condition of its aggregate $5,000,000 loan from its principal institutional lender, Laurus Master Fund, Ltd. (“Laurus”), Mr. Nawara was obligated (i) to subordinate the Company’s $2,722,670 secured indebtedness to him, and (ii) to personally guarantee $500,000 of the Laurus’ loans.

On April 30, 2007, the Company issued to its Chairman, Raymond J. Nawara (“Nawara”), a Common Stock Purchase Warrant (“Warrant”) which, among other things, granted Nawara the right at any time to purchase up to 600,000 shares of the Company’s Common Stock at the price per share of $1.01. The Company’s Board of Directors had on this same date approved the issuance of the Warrant to compensate Mr. Nawara because, in connection with and as a condition of a bank loan in the amount of $300,000 on April 25, 2007, Mr. Nawara was obligated (i) to personally guaranty the bank loan, and (ii) to pledge as security for the guaranty a certificate representing 1,250,000 shares of the Company’s Common Stock standing in his name.

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

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by the Company's independent auditor for services rendered to the Company during the fiscal years ended September 30, 2006 and 2007:

	2006	2007
Audit Fees	$45,000	$50,000
Audit Related Fees	0.00	0.00
Tax Fees	0.00	0.00
All Other Fees	0.00	0.00

The Board pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

#

iBroadBand, Inc.

Consolidated Balance Sheets

(unaudited)

	As Of September 30, 2005	As of September 30, 2006	As of September 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$2,623	$1,175	$24,506
Accounts receivable, net of allowance for uncollectible accounts of $8,722 and $1,097 and $1,097 at September 30, 2005, 2006 and 2007, respectively	465	6,517	152,206
Inventory, at cost	70,578	55,122	123,391
Prepaid expenses	2,250	6,935	3,813

Total current assets	75,916	69,749	303,916

Fixed Assets:
Equipment	1,982,273	1,992,093	3,236,664
Less: accumulated depreciation	(1,949,333)	(1,970,134)	(2,178,735)

Total Fixed Assets	32,940	21,959	1,057,929

Other Assets:
Deposits	3,794	3,594	185,190

Total Other Assets	3,794	3,594	185,190

Total Assets	$112,650	$95,302	$1,547,035

The accompanying notes are an integral part of the financial statements.

#

iBroadBand, Inc.

Consolidated Balance Sheets

(Continued)

	As Of September 30, 2005	As Of September 30, 2006	As Of September 30, 2007
Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$483,082	$585,467	$1,049,245
Accrued expenses	956,740	1,179,757	884,241
Accrued liabilities-employees	9,742	6,856	-
Notes payable-
Majority Shareholder	1,669,367	2,118,867	2,744,974
Others	453,799	653,799	3,250,395
Deferred revenues	2,993	1,491	2,537

Total liabilities	3,575,723	4,546,237	7,931,392

Stockholders' Deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized at September 30, 2005, 2006 and 2007; 19,650,135 and 19,650,135 and 20,147,373 issued and outstanding at September 30, 2005, 2006 and 2007 respectively	19,639	19,639	20,147

Additional paid-in-capital	10,766,956	10,766,956	11,066,459
Retained deficit	(14,249,668)	(15,237,530)	(17,470,963)

Total stockholders' deficit	(3,463,073)	(4,450,935)	(6,384,357)
Total liabilities and stockholders' deficit	$112,650	$95,302	$1,547,035

The accompanying notes are an integral part of the financial statements.

#

iBroadband, Inc.

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30, 2005	Fiscal Year Ended September 30, 2006	Fiscal Year Ended September 30, 2006

Revenue:
Service revenue	$459,571	$622,846	$2,346,481
Total revenue	459,571	622,846	2,346,481

Cost of Revenues:
Cost of services	192,464	268,736	1,370,486
Gross profit	267,107	354,110	975,995

Expenses:
Salaries and benefits	496,282	765,693	1,386,934
Depreciation & amortization	52,459	20,802	208,601
Other expenses	169,498	319,348	946,380
Total expenses	718,239	1,105,843	2,541,915

Net loss before other income (expense)	(451,132)	(751,733)	(1,565,920)

Other Income (Expense):
Interest expense	(213,513)	(236,127)	(667,513)
Net loss before income taxes	(664,645)	(987,860)	(2,233,433)
Provision for income taxes	-	-	-

Net loss	(664,645)	(987,860)	(2,233,433)

Basic loss per share	$(0.03)	$(0.05)	$(0.11)
Fully diluted loss per share	$(0.03)	$(0.05)	$(0.08)
Weighted average common shares outstanding - basic	19,650,135	19,650,135	19,877,638
Weighted average common shares outstanding – fully diluted	19,650,135	19,650,135	29,605,638

The accompanying notes are an integral part of the financial statements.

#

iBroadband, Inc.

Consolidated Statements of Stockholders' Deficit

Years ended December 31, 2005 and Nine Months ended September 30, 2005

And Fiscal Year Ended September 30, 2006

(unaudited)

	Shares Issued	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Deficit
Balance at December 31, 2004	20,000,000	200,000	-	-	9,536,248	(13,585,023)	-	(3,848,775)

Treasury shares purchased-July, 2005			33,650	(337)				(337)

Stock issued for debt payable to majority shareholder-June, 2005	105,068,186	1,050,682						1,050,682
Balance at September 29, 2005	125,068,186	1,250,682	33,650	(337)	9,536,248	(13,585,023)	-	(2,798,430)

Effect of reverse stock exchange with iBroadband of Texas, Inc.	(105,418,051)	(1,231,032)	(33,650)	337	1,230,695			-

Net loss, Fiscal Year 2005						(664,645)		(664,645)
Balance at September 30, 2005	19,650,135	19,650	-	-	10,766,943	(14,249,668)	-	(3,463,075)

Net loss, Fiscal Year 2006						(987,860)		(987,860)

Balance at September 30, 2006	$19,650,135	$19,650	$ -	$ -	$10,766,956	$(15,237,528)	$ -	$(4,450,935)

Stock Issued for purchase of Cedar Valley Communications	497,238	497			299,503			300,000
Net Loss, Fiscal Year 2007						(2,233,435)		(2,233,435)
Balance at September 30, 2007	20,147,373	$20,147	$ -	$ -	$11,066,459	$(17,470,963)	$ -	$(6,384,370)

The accompanying notes are an integral part of the financial statements.

#

iBroadband, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2005	Fiscal Year End September 30, 2006	Fiscal Year End September 30, 2006
Cash from operating activities:
Net (Loss)	$(664,645)	$ (987,860)	$ (2,233,433)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization	52,459	20,802	208,601
Conversion of accrued interest to notes payable	-	-	589,969
Capitalization of Subsidiary		-	-
Interest on debt paid by majority shareholder	20,648
Common stock issued for acquisition	-		300,000

Change in operating assets and liabilities:
Inventory	3,296	15,455	(68,269)
Accounts receivable	14,358	(6,052)	(145,689)
Prepaid expenses	900	(4,685)	3,122
Other assets	2,840	200	(181,596)
Accounts payable	8,646	102,383	463,783
Accrued liabilities	190,874	223,017	(295,516)
Accrued liabilities - employees	(5,208)	(2,886)	(6,856)
Deferred revenues	(12,687)	(1,502)	(1,046)

Net cash used in operating activities	(388,519)	(641,128)	(1,364,838)

Cash flows from investing activities:
Purchase of fixed assets	(4,285)	(9,820)	(1,244,571)
Net cash used in investing activities	(4,285)	(9,820)	(1,244,571)

Cash flows from financing activities:
Notes payable borrowings	385,900	649,500	5,536,144
Treasury stock purchase	(337)
Principal payments	-		(2,903,404)

Net cash provided from financing activities	385,563	649,500	2,632,740
Increase (decrease) in cash	(7,241)	(1,448)	23,331
Cash balance, beginning of period	9,864	2,623	1,175

Cash balance, end of period	$2,623	$1,175	$24,506

Supplemental disclosure:
Cash paid during the year for:
Interest	39,055	-	-
Income Taxes	-	-	-
Non-cash Investing and Financing Activities:
Equipment transferred from inventory	7,604	-	-
Accounts payable converted to note payable	(73,194)	-	-
Accrued expense settled with stock issuance	(58,600)	-	-
Note payable converted from accounts payable	73,194	-	-
Interest on debt paid by majority shareholder	-	20,648
Increase in note payable to majority shareholder for interest paid	-	(20,648)
Common stock issued for payment of accrued expenses	5,881	-	-
Common stock issued for payment of note payable	-	(1,050,682)
Additional paid-in-capital for payment of accrued expenses	50,719	-	-
Inventory transfers to equipment	(7,604)	-	-
Stock issued for note payable	-	1,050,682	-
Stock issued for interest payment	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

#

iBROADBAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005, 2006, and 2007

(unaudited)

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

On November 9, 2006, and out of the net proceeds from the financing described in Note 5 below, the Company utilized $1,000,000 plus 497,238 shares of its common stock at $0.60 per share to acquire the assets of Cedar Valley Communications, Inc. out of bankruptcy. Cedar Valley Communications, Inc. is a competitive local exchange carrier based in Athens, Texas.

Basis of Accounting

The accompanying consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  The Company’s accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.  All inter-company transactions have been eliminated in consolidation.  The Company maintains its financial records on the accrual method of accounting.

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

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase, to be cash equivalents.  Cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable

Accounts receivable result from the sale of the Company’s services and are reported at anticipated realizable value. Accounts receivable are considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be reserved or charged against the allowance for the uncollectible accounts receivable.  The bad debt provision is based on an evaluation of each customer account at each balance sheet date.  The following is a summary of the allowance for uncollectible accounts receivable activity for the years ended September 30, 2005, 2006 and 2007.

	2005	2006	2007
Beginning Balance	$ 437	$ 8,722	$ 1,097
Bad debt provision	14,500	5,500	3,000
Charge-offs	(6,215)	(13,125)	3,815
Ending Balance	$ 8,722	$ 1,097	$ 7,912

Inventory

Inventory, consisting primarily of access point and subscriber unit equipment, antennas and telephone wire are stated at the lower of cost or market, with cost determined by use of the average cost method.

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

Revenue Recognition

In accordance with generally accepted accounting principles the Company recognizes revenue as it is earned and expenses as they are incurred on an accrual method of accounting.  Specifically, revenue is recognized and invoiced as Internet and telephone services are provided.

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

Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the respective periods. The 19,650,135 common shares outstanding at September 30, 2005, was deemed to be the weighted average number of common shares outstanding for the year then ended September 30, 2005 and the year ended September 30, 2006. Basic and fully diluted shares for the year ended September 30, 2007 are calculated per the following table:

Description	Transaction Date	Number of Shares	Days Outstanding	Number of Share Days
Beginning shares outstanding	10/01/2006	19,650,135	365	7,172,299,275
Common stock issued for acquisition of Cedar Valley Communications	04/17/2007	497,238	167	83,038,746
Totals		20,147,373		7,255,338,021
Total weighted basic shares				19,877,638

Options and Warrants:
Stock Warrants				7,178,000
Stock Options exercisable				2,550,000

Total options and warrants				9,728.000

Total fully diluted shares for September 30,2007				29,605,638

Accumulated Other Comprehensive Income

As of the date of these consolidated financial statements, the Company had no components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130.

The following recent accounting pronouncements are not currently expected to have a material effect on our financial Statements:

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2: STOCKHOLDERS’ EQUITY

On September 30, 2005, the Company issued to the shareholders of iBroadband of Texas, Inc. 17,638,804 shares of the Company’s common stock.  As of September 30, 2007, there were 3,010,000 stock options granted and warrants for 7,178,000 shares of common stock.

At September 30, 2007, the majority shareholder, Mr. Ray Nawara, owned 81% of the 20,147,373 common shares issued and outstanding.

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

NOTE 4: EQUIPMENT

Equipment consisted of the following:

	September 30, 2005	September 30, 2006	September 30, 2007
Auto and transportation equipment	$ 41,731	$ 41,731	$ 41,731
Machinery and equipment	1,940,542	1,950,362	1,950,362
Total Equipment	1,982,273	1,992,033	3,236,664
Less: Accumulated depreciation	(1,949,333)	(1,970,134)	(2,178,735)
Net Equipment	$ 32,940	$ 21,959	$ 1,057,929

NOTE 4: EQUIPMENT (CONTINUED)

Depreciation expense was $52,459, $20,802 and $208,601 for the nine months ended September 30, 2005 and the fiscal year periods ended September 30, 2006 and 2007, respectively. Certain of the above the vehicles and equipment are pledged as collateral for various loans.

NOTE 5:  NOTES PAYABLE

On November 7, 2006 the Company entered into a Securities Purchase agreement with a lender pursuant to which the Company issued and sold to the lender two promissory notes. One is a secured term note (note 1) in the principal amount of $2,500,000 and the other a secured non-convertible term note (note 2) in an additional principal amount of $2,500,000, and a warrant to purchase up to 4,000,000 shares of the Company’s stock. Each note has a three year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal plus 2%, subject to a floor of 10% per annum. The transaction closed on November 8, 2006 and the funds from the secured term note (note 1) were released to the company. Net proceeds to the Company after payment of fees and expenses were $2,208,500. The proceeds for the secured non-convertible term note (note 2) were deposited into a restricted cash account subject to approval, by the lender, of an acquisition by the Company. In July 2007, the secured non-convertible term note (note 2) was cancelled by the lender and was paid down by the transfer of the cash in the restricted account to the lender, including accrued interest income earned. The net result of the application of the funds, which was applied to a combination of principal and interest, is reflected in the table below.

The notes payable at September 30, 2005, 2006 and 2007 consisted of the following:

	2005	2006	2007
Major Shareholder Note payable to majority shareholder, dated July 1, 2002, bearing interest at 8% per annum, payable upon demand with final payment due no later than June 30, 2006, $7,000,000 maximum	$ 1,669,367	$2,118,867	$2,744,974
Others Note payable to a lender, dated November 8, 2006, bearing interest equivalent to the “prime rate” published by the Wall Street Journal, plus 2%, subject to a floor of 10%.	-0-	-0-	2,518,596
Note payable to shareholder, dated February 28, 2002, bearing interest at 3.0% per annum, payable on September 30, 2003, in default, accruing interest at 18% since of September 30, 2003	36,000	36,000	36,000
Note payable to officer, dated February 13, 2003, bearing interest at 5% per annum, payable on May 20, 2003, in default, accruing interest at 18% since May 20, 2003	22,000	22,000	-0-
Note payable to vendor, dated September 14, 2001, bearing no interest, payable monthly with final payment due February 28, 2003, in default, accruing interest at 18% since February 28, 2003	30,425	30,425	30,425
Note payable to vendor, dated August 31, 2001, bearing no interest, payable monthly with final payment due June 30, 2001, in default, accruing interest at 18% since June 30, 2001	22,738	22,738	22,738
Note payable to vendor, dated October 11, 2001, bearing no interest, payable monthly with final payment due December 31, 2002, in default accruing interest at 18% as of December 31, 2004	15,742	15,742	15,742
Note payable to vendor, dated October 11, 2001, default judgment dated January 12, 2004 bearing interest at 6% per annum	68,608	68,608	68,608
Note payable to a vendor’s attorney, default judgment dated January 12, 2004 bearing interest at 5% per annum	30,000	30,000	30,000
Note payable to vendor, dated October 30, 2001, bearing no interest payable monthly with final payment due February 28, 2003, in default, as of December 31, 2004	19,445	9,445	19,445
Note payable to vendor, dated October 11, 2001, bearing no interest payable monthly with final payment due December 31, 2002, in default, as of December 31, 2004	2,326	2,326	2,326
Note payable to vendor, dated April 15, 2002, bearing no interest payable monthly with final payment due June 30, 2003, in default, as of December 31, 2004	6,515	6,515	6,515
Note payable to a bank, dated July 21, 2006, bearing interest at 9.5% per annum payable on November 15, 2006.	-	200,000	300,000
Note payable, dated February 2, 2004, bearing interest at 5% per annum, payable upon demand with final payment due no later than February 2, 2005	50,000	50,000	200,000
Note payable, dated March 31, 2005, bearing interest at 8% per annum, payable upon demand 180 days from the loan date	150,000	150,000	-0-
Total Other Notes Payable	$ 453,799	$ 653,799	$ 3,052,395

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

NOTE 7: ACCRUED LIABILITIES

The accrued liabilities are comprised of the following at September 30, 2005, 2006 and 2007:

	2005	2006	2007
Accrued legal expense	$ 102,687	$ 102,687	$ 102,687
Accrued sales and use tax	177,891	177,135	177,135
Accrued interest	642,032	803,055	803,055
Deferred salaries and wages	-	49,960	49,960
Vendor accruals	34,129	53,775	53,775
	$ 956,740	$ 1,186,613	$ 1,186,613

NOTE 8: INCOME TAXES

There was no current income tax expense during the fiscal years ended September30, 2005, 2006 and 2007, due to the Company’s operating losses.  Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, all capital lease obligations had been settled with the creditors and no future payments were due.

The Company occupies leased office space in Dallas, Texas.  The future minimum lease payments at September 30, 2006 were as follows:

Fiscal Year	Amount
2008	$ 31,829
2009	31,829
2010	31,829
Total	$ 95,487

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

NOTE 11: RELATED PARTY TRANSACTIONS

The Company has received funds through a line of credit from the majority shareholder of the Company.  These amounts advanced were recorded as a note payable totaling $1,669,367, $2,118,867 and $2,744,974 at September 30, 2005, 2006 and 2007, respectively. The advances bear a rate of interest of 8% for the years 2005 and 2006, and 10.25% for the year 2007.  Note principal and interest are due on demand, no later than June 30, 2010 or latest extension.  Amounts expensed for interest on this note were $146,948, $156,620 and $252,147 for the nine months ended September 30, 2005, and the fiscal years ended September 30, 2006 and 2007, respectively.

In February 2007, the Company converted $589,962 of the accrued interest owed to the majority shareholder to notes payable. The note bears a rate of interest of 10.25% and is due on demand no later than June 30, 2010 or latest extension.

NOTE 12: STOCK OPTIONS AND WARRANTS

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

Executive Vice-president and General Counsel Bruce A. Heidecke was awarded an option to purchase 500,000 shares of common stock at two cents ($0.02) per share. Chief Executive Officer Matthew Hutchins was awarded an option to purchase 2,000,000 shares of common stock at two cents ($0.02) per share. These options are fully vested on the date of grant and expire on (a) December 3, 2016, (b) three months after termination from the Company or (c) one year after death. Chief Operating Officer Gary L. Busby was awarded 300,000 options at two cents ($0.02) per share. These options become exercisable at 33% per year beginning at the end of the first year from date of grant. They expire on (a) December 3, 2016, (b) three months after termination from the Company or (c) one year after death. On 3/13/07, the Company issued an option to purchase 50,000 shares of common stock to Victor Glover, a Director of the Company, at two cents ($0.02) per share. These options are fully vested on the date of grant and expire on (a) March 12, 2016, (b) three months after termination from the Company, or (c) one year after death. Additionally, 160,000 options were granted to certain other employees at an option price of two cents ($0.02) per share. These options become exercisable at 25% per year beginning at the end of the first year of grant. They expire on (a) December 3, 2016, (b) three months after termination from the Company, or (c) one year after death.

On December 4, 2006 the Company issued a common stock purchase warrant to its majority shareholder, Raymond J. Nawara. The warrant allows the right to purchase up to 2,578,000 shares of the Company’s common stock at its par value of $0.001 per share. There is no vesting period and the warrants do not expire.

On November 7, 2006, in connection with the Securities purchase agreement with a lender as described earlier in this report, the Company issued to the lender a warrant to purchase 4,000,000 shares of the Company’s common stack at its par value of $0.001 per share. There is no vesting period and the warrants do not expire.

On 4/30/07, the Company issued a warrant to purchase 600,000 shares of the Company’s common stock to its majority shareholder at $1.01 per share. There is no vesting period and the warrants do not expire.

#

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBroadBand, Inc.

(Registrant)

By: /s/ Matthew Hutchins

--------------------------------------

Title:  President/CEO

January 14, 2008

#